Form 10KSB
period 1996-12-31
EV ENVIRONMENTAL INC
filed 1997-04-17
CIK 862148

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                           FORM 10-KSB
Mark one
   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

          For the fiscal year ended December 31, 1996

                               OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

           For the transition period from ____ to ____

               Commission file number: 33-34021-NY

                            EV ENVIRONMENTAL, INC.
         (Name of small business issuer in its charter)

      Delaware                               13-3555254
(State of Incorporation)      (IRS Employer Identification Number)

   1465 Post Road East, Westport, Ct.              06880
(Address of principal executive offices)          Zip Code

Issuer's telephone number(203) 256-9596

Securities registered pursuant to Section 12(b) of the Exchange
Act:

                                        Name of each exchange
  Title of each class                   on which registered

     None                          None
Securities registered pursuant to section 12(g) of the Act:

    Common Stock, par value $.01;  Series A Warrants;
                         (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
$14,028,000

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $2,232,000 (as of April 14, 1997 based on the last transaction at $0.31 per share on the NASDAQ Small-Cap Market). As of March 31,1997, 7,746,621 shares of the Registrant's Common Stock are outstanding.

PART I, ITEM 1: BUSINESS DEVELOPMENT

      EV Environmental, Inc. (the "Company") was incorporated in Delaware in 1990 and is engaged in the manufacture, distribution and engineering of products used to treat water and wastewater. The Company's background, business strategy, operations and products, as well as its markets and competition are discussed below.

      Acquisition of Business of Tenney Pavoni Associates, Inc. during 1994 - On December 7, 1994, in a transaction accounted for as of November 1, 1994 (the date of effective control), the Company completed the purchase of substantially all of the business assets, and assumed specific business liabilities, of Tenney Pavoni Associates, Inc., an Indiana corporation ("TPA") (the "TPA Acquisition"). TPA was a consulting engineering firm engaged in wastewater treatment design and the contract management and operation of wastewater treatment facilities for third parties. The assets were acquired by two newly-formed wholly-owned subsidiaries of the Company, EV Engineering, Inc. and EV Contract Management Services, Inc. (collectively the "Subsidiaries"). The Company believes the acquisition will enable the Company to enter two additional important wastewater treatment markets, the design of large municipal treatment plants and the contract management and operation of wastewater treatment plants for third parties.

      The purchase price in connection with the TPA Acquisition, which was determined by arms-length bargaining between the parties, was approximately $2,607,000, $361,000 payable in monthly installments of $16,700 commencing March 1, 1997, except that the first installment will be $10,000, plus the assumption of net liabilities of approximately $2,014,000. Such purchase price includes $314,000 in additional expenses and consideration paid in 1995. At the close of the TPA Acquisition, the Company made a payment to TPA's lending bank, Society National Bank, Indiana (the "Bank"), of approximately $750,000 in satisfaction of a portion of the assumed liabilities.

BUSINESS STRATEGY

      The Company's business strategy is based on expansion of its participation in the growing water and wastewater treatment market in the United States and Canada. Estimates of the size of such market vary significantly. The Company believes it has a very small market share.

      The  Company  intends  to  pursue  a  business  strategy  of expansion through the growth of the existing business and introductions of new products. The Company's priority in its business strategy is achieving consistently profitable operations. Nevertheless, the Company intends to pursue those opportunities which, in management's opinion, will provide the best return on investment based on the opportunities available.

      The Company intends to expand its existing businesses by focusing the sales and marketing efforts under consistent leadership, stressing its product differentiation as a full solutions company, and continuing to expand its presence in targeted industries. The Company also believes that its increased size will enable it to pursue opportunities not available to the Company's predecessors. Additionally, management believes that the Company's previous acquisitions will increase its ability to penetrate geographic markets and provide enhanced abilities to address industrial users' requirements.

      The Company's marketing strategy is to offer to targeted industries a full solutions approach to the customer's wastewater discharge problems. Since such problems are similar throughout an industry, the Company has targeted certain industries which it has penetrated for expansion of its customer base. Currently, these industries are food processing, pulp and paper, textiles, contract operations of municipal treatment plants, and, on a regional basis in the Midwest, municipal wastewater engineering services. Other target industries will be added as the Company identifies opportunities, and will be addressed by developing capabilities, hiring key individuals, and adding to technologies with a presence in a target industry.

       The Company believes that its systems and operating capabilities provide positive returns on investment for many of its customers. Positive returns from using the Company's systems arise a number of ways, including reductions in the surcharges which customers are assessed for discharges which can be alleviated by treatment; decrease in the use of energy; decrease in chemical and maintenance costs; recovery of saleable or reusable materials from the waste stream; and providing water suitable for reuse in the customer's processes. As freshwater resources are stretched by growth in many regions, the Company believes that reuse of wastewater will become the most economically viable source of additional water. In regions where freshwater use is restricted, it is possible for a customer to expand operations by recycling wastewater or alternatively, to sell water rights to other users. Coupled with reduced operating costs and sewage surcharges, investment in the Company's systems can be economically attractive.

PRODUCTS AND SERVICES

      Although the Company's products are water treatment systems, the Company believes that its solutions-oriented service approach to its customers is a key factor in obtaining business. In many instances, the Company is the single supplier for the complete treatment system. In such situations, the Company is able to control all facets of the system, which minimizes the customer's burden of compliance with its discharge requirements.

      The Company's principal products are wastewater treatment systems designed to meet customers' specific treatment needs. These systems are varied in size (based upon the volume to be treated) and complexity (based upon the contaminants to be treated). In some instances, the Company sells components rather than complete systems, both to its competitors and directly to customers or their consultants.

      The following is the approximate percentage contribution to sales by class of similar products and services for the Company for each of the last two years (all of the Company's systems, products and services are considered by the Company to be of a single class for the purification of water, and comprise a single industry segment):
                                                  1996      1995
Treatment Systems                                  68%       61%
Engineering & Management Services                  32        39
                                                  100%      100%

      The above classifications have been made based on the Company's primary products and services. Treatment systems, in most cases, employ more than one wastewater treatment methodology, such as oil water separation, solids separation, and/or biological treatment. The increase in engineering and management services is the result of inclusion of those operations for the entire period in the current year. The Company intends to aggressively pursue sales in the above classes of treatment in the future.

MARKETS AND COMPETITION

      The Company's markets in both the United States and Canada are driven by environmental forces, such as increased awareness and cost of polluted discharges and enforcement and funding programs of federal, state and local governments.

      Federal government deficits have decreased the amount of funding available to local sewage treatment authorities to expand existing treatment facilities. Because many facilities are operating at or near capacity, local governments have been forced to enforce wastewater discharge requirements as a means of reducing the volume to be treated by their facilities. The result is that most industries with significant waste streams must install or improve their own pretreatment facilities to reduce the amount of wastes discharged. Management of the Company expects this trend to continue as the phase-in requirements for the level of treatment of wastes become more stringent in both the U.S. and Canada.

      Management of the Company believes additional impetus to reduce the contaminant level of waste streams will occur in localities where ample freshwater is not available. Treated water from the discharge stream can be reused to reduce freshwater requirements. For example, the Company installed a treatment system for a food processor in Kentucky so that the wastewater from the Company's processes could be reused.

      Historically, the principal source of new business for the Company is referrals from customers that have had the Company's systems successfully installed to prospective customers in the same industry. Due to this, the Company has adopted an industry approach to developing new sales by first developing a presence in an industry and then seeking to expand that presence.

      The Company's marketing efforts are aimed at reaching targeted groups of buyers and supporters of certain types of environmental solutions. Advertising is primarily utilized in trade journals targeted to plant engineers, environmental engineers and managers and waste treatment facility managers. The Company also participates in trade shows and exhibitions. Targeted direct mail campaigns are utilized to keep potential customers abreast of the Company's capabilities. Leads generated by these activities are passed to independent sales representatives or handled directly.

      Sales activities are principally conducted through a sales force of commissioned independent representatives. In certain situations, top management is directly involved in the sales effort. The Company has approximately 19 independent sales representatives in the United States; in Canada, the Company markets through 7 commissioned independent representatives while there are an additional 4 representatives in other parts of the world. These commissioned representatives are either independent salespeople or small sales organizations. The Company has a standard representative agreement which is executed with each representative, which agreement provides for cancellation by either party on 30 days notice (which is the industry standard). In all cases, these representatives also sell products for other suppliers, generally in the water or wastewater industries, which provide the representatives a broad line to sell. The Company attempts to select representatives who do not represent competing lines, although this is not always possible. In large system sales, Company employees have significant participation in the sales efforts, as the sales process frequently exceeds the representative's technical expertise. Because of the above, even though sales by a particular representative may be significant in any given period, the Company does not believe such agreements to be material, and the loss of any single representative would not have a material adverse effect on the Company.

      The Company has active representation in Southeast Asia, Mexico, Egypt and Israel, and has current projects in each of those areas. The Company also has occasional sales in Europe; however, because of the more developed nature of that market and greater competition, the Company has not stressed European sales to the same extent as in developing countries. All export sales are arranged with letter-of-credit financing.

      The Company and its predecessors have experienced a steady growth in export sales as environmental concerns have increased worldwide. Such sales were approximately $4,100,000 in 1996 and $1,685,000 in 1995. In 1996 export sales were $2,000,000 from the
United States and $2,100,000 from Canada. The export sales in 1996 were comprised of approximately 48% to South America, 31% to Mexico and 15% to Indonesia. In 1995 export sales were $1,483,000 from the United States and $202,000 from Canada. The export sales in 1995 were comprised of approximately 32% to Brazil, 20% to Argentina, 20% to South Africa, and 28% to various other countries. During 1994, export sales were approximately 17% to Russia, 71% to China and 12% to various other countries. Amounts attributable to foreign sales included in the Company's backlog at December 31, 1996 included $1,000,000 to Columbia and $500,000 to Thailand. For additional information regarding international operations, see Note 10 to the consolidated financial statements of EV Environmental, Inc.

     The Company has experienced a seasonal weakness in the market in the first calendar quarter. Management believes this is attributable to two causes: (1) the Company's systems are capital assets of its customers, and the first calendar quarter is generally the period when the Company commences the design of systems after approval of the expenditure, and (2) the installation of some systems is hampered by cold weather.

     The Company has numerous competitors, many with substantially more resources than the Company. Management believes that no single competitor, however, has a dominant market position. Management believes that the Company is able to compete successfully on the basis of product efficacy, reliability, and service to customers. Although price is a consideration, the Company believes that the above mentioned areas are equally important in the buying decision.

      Treatment systems customers vary significantly from year to year based on the expansion activity of wastewater treatment facilities. Repeat sales have not been significant, although the Company endeavors to generate repeat sales from customers with multiple locations. No single customer represents in excess of 10% of the Company's sales on an ongoing basis, although two customers each represented approximately 15% and 13% of consolidated revenues in 1996 from treatment systems revenues.

      Engineering and management services customers are ongoing in nature. Generally, engineering services are provided on a one year contractual agreement with their customers. In 1996, one customer represented 13% of the Company's combined sales. Management services are provided on contractual agreements, generally ranging from one to three years. In 1995, no single customer represented in excess of 10% of the Company's combined sales.

       The Company's research and development activities are primarily internal engineering to develop enhancements to existing technologies. The costs associated with developing similar enhancements for specific customer applications, which, because of the unique characteristics of each customer application are present in many systems, are not considered research and development. Because much of the costs of designing the Company's VDR system (see "Operations") was included in job related costs, it is not practicable to isolate the total cost of the effort. Management believes that specific research and development costs were less than $50,000 in each of the last two years.

OPERATIONS

      The  Company's  operations prior to the acquisition  of  TPA consisted primarily of designing treatment systems for its customers' aqueous flows, managing the manufacture of the related hardware (through contract manufacturers) and in many instances managing the installation of the systems and the training of personnel at customers' locations. All such services are included in the contract price of the equipment or system to the customer. The Company's systems are also utilized within manufacturing customers' internal resource recovery and process control operations. As a result of the TPA acquisition the Company now provides consulting engineering services (primarily to municipalities in Kentucky and Indiana) and the contract operation of wastewater treatment facilities for both public and private sector clients.

     During 1995, the Company decided to reorganize its operations along market and product lines, rather than along the lines of the former autonomous operating entities that had been acquired. Three distinct markets were identified that the Company served: wastewater systems, contract operations of treatment facilities, and consulting engineering. The wastewater systems markets are serviced by the first three acquisitions made by the Company from inception through 1993. The contract operations and consulting engineering markets are served by the acquired operations of TPA, which are organized and managed from Louisville, Kentucky and South Bend, Indiana, respectively.

      In reorganizing the wastewater systems business, the Company changed from being geographically independent and operating autonomously to being functionally driven as described in the preceding paragraph. Separate sales and marketing, engineering and production, and finance and administration personnel report to the functional executives. Due to the base of engineering talent in the Louisville, Kentucky location, engineering and production in the systems operations have been concentrated in that location, along with the financial department, with the elimination of redundancies in the engineering operations at the Florence, Kentucky, Burlington, Ontario and Irvine, California locations. The Company believes that organization will enable it to respond more quickly to market changes and significantly reduce its overall cost of doing business.

      As a result of this centralization activity, the Company has significantly reduced the size and scope of its Canadian subsidiary. The office census was reduced, management was changed, the extensive use of pilot plants in the marketing effort curtailed, certain products of other suppliers dropped or exclusive rights relinquished, and engineering for this market supplied from other locations. As a result, goodwill related to this acquisition of $673,000 (net) was deemed to be permanently impaired and was written off in the fourth quarter, along with an investment in pilot plant equipment of having a net book value of approximately $509,000.


      To reduce operating cash needs, the Company continued a freeze on capital additions and new hires during the year and reduced its payroll through a series of terminations which is expected to reduce overall expenses by over $300,000, and centralized accounting and cash management. The Company believes that its has reduced its expense level over the past two years, on an annualized basis, in excess of $1,000,000. The Company intends to add new employees to meet expected sales growth in 1997 when actual sales are awarded.

      Essentially all of the Company's systems and products are designed internally. The designs of the products were either developed internally or purchased. There is some patent and copyright protection, although the Company does not believe this protection to be material to its competitive situation other than the new patent application discussed below. The Company's proprietary patents do not give the Company exclusive use of any of these technologies, but rather protect certain mechanical enhancements which reduce maintenance and power usage, and provide the ability to adjust to the changing effluents. There are many technologies available in the public domain for the treatment of the waste flows which the Company addresses. Most treatment systems employ several different technologies in reaching the desired discharge level. The Company has the ability to: provide appropriate analysis of customers' wastewater problems, combine technologies to efficiently treat the waste, provide a system with ease of operation and relatively low maintenance, and provide flexibility in the system to enable the customer to more easily deal with changing effluents.

      The Company currently has a patent application pending (submitted in early 1995) for a proprietary biological treatment system (the Variable Depth Reactor or "VDR"). The Company currently has several installations using this technology, and believes it is a significant improvement over prior methods of utilizing aerobic biological treatment. The principle advantages are ease of operation, lower energy and chemical costs, and reduced initial capital costs.

      The Company's products are manufactured by contract vendors, primarily metal working concerns. Raw materials are purchased by the vendors to Company specifications and are billed to the Company as part of the manufacturing costs, principally upon shipment by the vendors. There are numerous sources for the parts and materials used in the Company's products, as well as numerous contract fabricators to produce the products. During the year ended December 31, 1995 purchases from Marcon Custom Metals, Inc. accounted for 3% of costs of sales. In 1995 and 1996, purchases from Water Services, Inc. accounted for 5% of the costs of sales, and in 1996, K&S Steel Fabricators and Yardney Water Management Systems each accounted for 4% of costs of sales. None of these suppliers are the sole source for the products they provide.

Purchase orders for the supply of the Company's products are negotiated on a job-by-job basis, generally by competitive bid. There are no general supply contracts with any of the Company's vendors. Since there are many potential sources of supply, none of the relationships with such vendors are material and the loss of any single such vendor would not have a material adverse effect on the Company. Shipments are made to the Company's warehouses or drop shipped to the customer. In many instances, component parts are shipped to the Company for final assembly and testing before shipment to customers.

      Company personnel perform all functions described above, other than the actual metal-working required in the fabrication of products, and occasional construction functions, which are subcontracted to the appropriate craft.

      The Company maintains an inventory of replacement parts to fill recurring and immediate customer needs. This inventory generally does not require a significant financial investment.

      The businesses of water treatment and wastewater treatment have substantially benefited from federal, state, provincial and local regulation of environmental and water quality matters. The two principal United States federal statutes which substantially affect the Company's business are the Revised Clean Water Act of 1987 and the Revised Safe Drinking Water Act of 1980. Many states and provinces regulate and enforce water and wastewater treatment as well. These regulatory and enforcement efforts have created a strong demand for the Company's products. Continued promulgation and enforcement of similar regulations, or the failure to adopt or enforce such regulations, could have a significant impact on the demand for the Company's products and services.

     The Company does not generate, haul or dispose of wastes, and
is   therefore   not  subject  to  regulations   regarding   those
activities.

      Government agencies frequently require permits to be issued for the Company's projects to proceed toward completion. Permits fall into two general categories, namely construction permits and wastewater discharge permits. The former seldom, if ever, become an issue with regard to the Company's ability to proceed with
contract   completion.   The  wastewater  discharge  permits   are
generally administered by individual state departments of environmental protection. When customers expand existing production facilities or change their discharge from a public sewer to a waterway, permits are scrutinized extensively by state agencies, which can delay the customer's installation.

      Where the customer is upgrading an installed pretreatment facility or installing a pretreatment facility for a waste stream that already discharges into an existing sewer, obtaining permits is not generally an issue. Because the Company's customers are usually under pressure from regulatory agencies to reduce discharges, the threat of withdrawal of existing discharge permits has a generally positive impact on the Company's operations.

BACKLOG

      The  Company  had a backlog of approximately  $9,400,000  at
December  31,  1996  as  compared to approximately  $9,000,000  at
December 31, 1995. The backlog at the end of 1995 has been reduced by $2,300,000 from previously reported amounts due to a contract cancellation. The backlog is comprised of approximately 49% and 46% representing the treatment business and 51% and 54% representing engineering and management services for the years ending December 31, 1996 and 1995, respectively. The treatment business backlog represents firm purchase orders and proposals accepted by customers for which purchase orders will not be issued until engineering designs have been accepted. This backlog is generally shipped within a six month period following receipt of order. The Company's backlog as of any particular date may not be indicative of backlog as of any subsequent date and may vary considerably from time to time depending upon the volume and size of orders and changes in delivery schedules. The Company anticipates that approximately 88% of the 1996 backlog amounts will be realized during the year ended December 31, 1997 as compared to approximately 83% having been realized of the December 31, 1995 backlog during 1996.

EMPLOYEES

      The Company currently has approximately 90 employees, 85 in the United States and 5 in Canada, none of whom are represented by unions. The Company's management believes its relations with employees are satisfactory.

SAFE  HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION
REFORM ACT OF 1995

      Except for historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

PART I, ITEM 2:  DESCRIPTION OF PROPERTY

      The Company uses approximately 2,000 square feet of leased office space in Ft. Mitchell, Kentucky (which lease expires in
1999); 10,000 square feet of leased office space in Louisville, Kentucky (which lease expires in 1998), 2,000 square feet of leased premises in California (which lease expires in 1997), 2,600 square feet of leased office space in Indiana (which lease expires in 1998) and 2,000 square feet of leased space in Canada (which lease expires in 1999). The Company rents approximately 1,000 square feet of office space for its headquarters on a month-to-month basis.

PART I, ITEM 3: LEGAL PROCEEDINGS

      None, other than in the normal course of business, whose resolution is not expected to have a material impact on the Company.

PART  I,  ITEM  4:  SUBMISSION OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

     On December 16, 1996, the Company held its annual meeting for which proxies had been solicited under Regulation 14A of the Securities and Exchange Commission. The following were the results of the voting at that meeting:

Items submitted to a vote:    Votes    Votes    Withheld Broker
                              For      Against           Non-
                                                         votes
1. For Director:
     Michael R. Cox           1,654,821         162,835
     Dan L. Scroggins         1,654,821         162,835
     Murdoch Heideman         1,470,190         347,466
     Ralph A. Armstrong       1,654,821         162,835
 For increasing the number
of  authorized common  shares
from 10,000,000 to 20,000,000
                             1,544,707  100,015 157,834 15,100

PART II, ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table indicates the range of the closing high and low transactions for the Company's Common Stock for each quarterly period in the last two years as reported by the listing of NASDAQ Small-Cap Market:

Quarterly Period                High Close           Low Close
Ending

March 31, 1995                       4 1/2               3 1/2
June 30, 1995                        4 1/4                   3
September 30, 1995                   3 1/4               1 3/8
December 31, 1995                    2 1/2                   1
March 31, 1996                       2 7/8               1 1/4
June 30, 1996                        1 3/8                 7/8
September 30, 1996                  1 7/16                 1/2
December 31, 1996                      3/4                 7/8


      There are approximately 400 beneficial holders of the Company's Common Stock. The Company does not intend to pay dividends in the foreseeable future. The payment of dividends to the Company by its subsidiaries is restricted by covenants of certain debt agreements entered into by these subsidiaries.

PART II, ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

DECEMBER 31, 1996 AND THE TWO YEARS THEN ENDED

LIQUIDITY AND CAPITAL RESOURCES

The Company has no material commitments for capital expenditures, and does not anticipate any material commitments in the coming year. The operations of the Company do not require the Company to have significant additional investments in long-term assets.

The Company had a deficiency in working capital at December 31, 1996 of $403,000, compared to a deficiency at December 31, 1995 of $1,622,000. As a result of these deficiencies in working capital, the Company has experienced significant strains on its cash flow. To address this condition, in February 1996 the Company sold, through a private placement, 5% Convertible Subordinated Debentures which proceeds netted the Company $500,000, which were used to repay a note. In April 1996, the Company closed the sale of a similar 5% convertible debentures which proceeds netted the Company $385,000, which was added to working capital. In July 1996, the Company closed an additional $1,000,000 aggregate principal amount of 6% convertible debentures, with proceeds to the Company of $897,000, which was added to working capital. As of December 31, 1996, $1,650,000 of these debentures had been converted into common stock, and the remaining $500,000 was converted in January, 1997.

In April 1996, the Company sold its facility in Florence, Kentucky for $300,000. The proceeds were used to retire the existing mortgage of $140,000; reduce a line of credit by $149,000 and the remainder for operations.

The Company's business cycle from the initiation of expenditures on a project to the collection of all outstanding receivables from the project is typically four to six months, depending on the project. In many instances, the Company receives deposits and progress payments in order to reduce its working capital commitment to specific projects.

A majority of the Company's sales are non-recurring capital expenditures for its customers; therefore, the Company cannot usually rely on repeat sales to meet its sales and cash flow objectives. The Company cannot therefore predict with certainty the customers or orders it will receive to sustain its operations. Nevertheless, the Company's prior experience causes management to believe that, when added to the current backlog, sufficient orders will be received in 1997 to maintain the Company's operations.

In July 1996, the Company entered into a three year receivables financing agreement with Access Capital, Inc.. This agreement is for the purchase and sale, administration, and collection of the treatment system companies' accounts receivable. The fee earned by Access Capital, Inc. for purchasing accounts receivable with an initial payment of 70% (for the first year) is at least 1.5% and not more than 7.5% of the amount of its accounts receivable purchased. Access Capital, Inc. will earn a 1.5% administrative fee for all accounts receivable created by the Company during the term of the account agreements.

Two of the Company's domestic subsidiaries as joint borrowers have available a credit facility of $500,000, but not to exceed 70% of Qualified Accounts Receivable as defined, of which $420,000 was utilized at December 31, 1996. This facility is a demand note bearing interest at 10.5% with the Society National Bank of Indiana, which expires October 31, 1997. The Company has an agreement to reduce the amount outstanding under this facility by $8,000 per month, so that no borrowings are available under this facility.

During 1995, the Company experienced losses which contributed to decreased liquidity and a deficiency in working capital at December 31, 1995. Although experiencing a net loss in 1996, the Company's operations contributed positive working capital of $475,000 before non-cash charges for depreciation, amortization and interest. Additionally, the Company's backlog at December 31, 1996 and improved operations for the year cause management to believe the Company will improve operations and cash flow.

The Company has paid no dividends on its Common Stock since its inception and it is anticipated that future earnings, if any, will be retained to finance development of the Company's business and consequently, the Company does not foresee paying dividends in the immediate future.

The debentures issued in February ($650,000) and April ($500,000) were converted into 1,493,624 shares of common stock in June, 1996; however the holder of such debentures is challenging the right of the Company to force conversion as to $920,000 principal amount of such debentures, or 1,132,308 (plus accrued interest shares) shares common stock. The Company has issued a certificate representing 361,316 shares of common stock relating to debentures surrendered and will issue a certificate representing 1,132,308 shares upon surrender of the remaining debentures. The Company's management and legal counsel believe the forced conversion is valid and have, therefore, considered the 1,132,308 shares as converted and outstanding. If the conversion were not valid, additional interest expense might be required in 1996.

Results of Operations

Net sales of the Company increased by 8% during 1996 compared to an increase of 33% in 1995. The 1996 increase was the result of an increase in treatment sales, offset to some extent by the expiration of an operations contract in June, 1996. The increase in 1995 was the result of the TPA acquisition.

Gross margins experienced by the Company were 28% in 1996 compared to 23% in 1995 and 1994. The improvement in 1996 was primarily the result of better cost controls in the systems division compared with the prior two years.

General and administrative expenses decreased by 15% in 1996 from 1995 after increasing by 49% in 1994. The 1996 decrease was the result of the consolidation of operations and cost controls, while the 1995 increase was the result of the TPA acquisition.

Depreciation and amortization decreased by 16% during 1996 compared to 1995. This decrease is the result of the pilot plant equipment and goodwill associated with the Company's Canadian operations being written off in 1995. This was after a 33% increase in 1995 as a result of the TPA acquisition.

Interest expense decreased by a net 5% during 1996 compared to 1995, that was comprised of a decrease in interest expense associated with notes payable-bank, offset by increased interest expense related to debentures issued in 1996 and amortization of fees associated with the issues.

The Company's strategy is to develop a full service solutions oriented wastewater treatment company, both by internal growth and through acquisition. To date four such acquisitions have been made. Because the Company does not have significant investments in plant and equipment, much of the purchase price paid for the acquisition is recognized as goodwill. This goodwill is being amortized over 20 years on a straight line basis, which results in substantial charges to earnings for which no cash outlay is required. In 1995, the Company wrote off the goodwill associated with its Canadian operation. The Company believes the remaining goodwill will be recovered through operations; however, the Company will continue to evaluate recoverability.

      The Company had a backlog of approximately $9,400,000 at December 31, 1996 as compared to approximately $9,000,000 at December 31, 1995. The backlog at the end of 1995 has been reduced by $2,300,000 from previously reported amounts due to a contract cancellation. The backlog is comprised of approximately 49% and 46% representing the treatment business and 51% and 54% representing engineering and management services for the years ending December 31, 1996 and 1995, respectively. The treatment business backlog represents firm purchase orders and proposals accepted by customers for which purchase orders will not be issued until engineering designs have been accepted. This backlog is generally shipped within a six month period following receipt of order. The Company's backlog as of any particular date may not be indicative of backlog as of any subsequent date and may vary considerably from time to time depending upon the volume and size of orders and changes in delivery schedules. The Company anticipates that approximately 88% of the 1996 backlog amounts will be realized during the year ended December 31, 1997 as compared to approximately 83% having been realized of the December 31, 1995 backlog during 1996.

The Company has not experienced a significant change in price levels of goods and services during 1996.

The Company does not engage in any currency hedging activities. It does contract for exports in U.S. or Canadian currencies, with customers' payment obligations secured by irrevocable letters of credit.

No statements issued by the Financial Accounting Standards Board in 1996 are expected to have a material effect on the Company's consolidated financial statements.

PART II, ITEM 7: FINANCIAL STATEMENTS

                     INDEX TO FINANCIAL STATEMENTS


1. EV ENVIRONMENTAL, INC.

   Consolidated balance sheet of EV Environmental, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two
   years in the period  ended December 31, 1996               15

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of EV Environmental, Inc.:

    We have audited the accompanying consolidated balance sheet of EV Environmental, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In  our  opinion,  such  consolidated financial  statements  present
fairly,  in  all  material  respects,  the  financial  position  of   EV
Environmental, Inc. and its subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company's backlog and additional contracts awarded and in process since year end cause management to believe the Company will improve operations and cash flow in 1997.Although management believes that the backlog and future contracts will improve operations and cash flow, no assurances can be given that operations and cash flow will improve.






Schnitzer & Kondub, Certified Public Accountants
Eastchester, New York
April 14, 1997

                EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1996
   ASSETS
   Cash                                               $    454,000
   Accounts receivable, net                              4,389,000
   Inventory                                               205,000
   Other current assets                                    388,000
    Total current assets                                 5,436,000
   Equipment, net                                          306,000
   Other long-term assets                                   89,000
   Cost in excess of net assets acquired, net            5,329,000
   TOTAL ASSETS                                       $ 11,160,000

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Notes payable - banks                              $    420,000
   Current portion of long-term debt                       291,000
   Accounts payable                                      2,613,000
   Accrued project costs                                 1,456,000
   Accrued expenses                                      1,059,000
    Total current liabilities                            5,839,000
   Long-term debt                                        2,396,000
   Other noncurrent liabilities                            200,000
    Total long-term liabilities                          2,596,000
   Stockholders' Equity:
   Common stock, $.01 par value: 20,000,000 shares          53,000
   authorized; 5,363,000, issued and outstanding
   Paid in capital                                       7,581,000
   Deficit                                             (4,832,000)
   Cumulative translation adjustment                      (77,000)
    Total stockholders' equity                           2,725,000
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 11,160,000

              See notes to consolidated financial statements

               EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Years
                                           Ended December 31,
                                                    1996           1995
   Sales:
      Treatment systems                      $ 9,588,000    $ 7,941,000
      Engineering and management               4,440,000      5,057,000
                                              14,028,000     12,998,000
   Cost of sales, exclusive of
   depreciation:
      Treatment systems                        7,190,000      6,870,000
      Engineering and management services      2,846,000      3,094,000
                                              10,036,000      9,964,000
   Gross margin                                3,992,000      3,034,000
Operating expenses:
      General and administrative               3,392,000      3,967,000
      Depreciation and amortization              412,000        493,000
      Impairment of long-term assets                          1,182,000
                                               3,804,000      5,642,000
   Operating profit (loss)                       188,000    (2,608,000)
   Interest expense                              481,000        505,000
   Net loss                                $   (293,000)  $ (3,113,000)
   Net loss per common share               $       (.07)  $      (1.50)

   Weighted average shares outstanding         4,218,000      2,076,000




              See notes to consolidated financial statements

                 EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Years
                                                    Ended
                                                 December 31,
                                                         1996        1995
  Cash flows provided by (used in) operating
  activities:
  Net loss                                        $ (293,000) $(3,113,000)
  Adjustments to reconcile net loss to cash
  flows provided by (used in)operating
  activities:
    Depreciation and amortization                     412,000      493,000
    Impairment of long-term assets                               1,182,000
    Non-cash expenses                                 198,000      217,000
  Changes in operating assets and liabilities:
       Accounts receivable                          (354,000)    (598,000)
       Inventory                                      (9,000)      153,000
       Other current assets                          (75,000)     (49,000)
       Accounts payable                               231,000      562,000
       Accrued expenses                             (919,000)      853,000
  Net cash provided by (used in) operating          (809,000)    (300,000)
   activities
  Cash flows provided by (used in) investing
  activities:
    Purchase of the net assets of acquired            129,000    (314,000)
       business
    Increase in other assets                          (89,000)
    Net (additions) dispositions to property and      220,000     (13,000)
     equipment
  Net cash provided by (used in) investing            260,000    (327,000)
  Cash flows provided by (used in) financing
  activities:
    Issuance of convertible debentures                450,000      716,000
    Issuance of long-term debt                                     500,000
    Repayment of notes payable - banks              (438,000)    (387,000)
    Issuance (repayment) of long-term debt,         (721,000)    (273,000)
       net
    Issuance of stock                               1,261,000      104,000
    Payment of other noncurrent liabilities -        (29,000)     (330,000)
      net
    Net cash provided by financing activities         523,000      330,000

  Effect of translation on balance sheet not            3,000       11,000
  included in other captions
  Net (decrease) in cash                              (23,000)    (286,000)
  Cash, beginning of period                           477,000      763,000
  Cash, end of period                              $  454,000     $477,000
          See notes to consolidated financial statements

                 EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 (in thousands, except number of shares)



                                               Paid-            Cumulative
                               Common Stock       In            Translation
                              Shares   Amount Capital  (Deficit) Adjustment
   Balance--December 31,   2,023,880     $ 20  $ 5,809 $(1,426)    $  (91)
   1994

   Issuance of stock          45,454               104
   Stock issued in payment    50,000        1       99
   of fees
   Stock issued in payment    57,597        1      141
   of interest
   Net loss                                             (3,113)
   Change in cumulative
   effect of balance sheet
   translation adjustments                                             11

   Balance--December 31,   2,176,931     $ 22  $6,153  $(4,539)    $  (80)
   1995
   Stock issued in payment
   of debt                    29,841               30
   Stock issued in payment
   of interest               212,976        2     172
   Stock issued in
   conversion of debentures 2,903,931      29   1,187
   Stock issued in payment
   of expenses                24,200               24
   Private placement          14,800               15
   Net loss                                               (293)
   Change in cumulative
   effect of balance sheet
   translation adjustments                                               3
   Balance--December 31,   5,362,679     $ 53   $7,581  $(4,832)    $  (77)
   1996







              See notes to consolidated financial statements

              EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1996 and 1995

GENERAL INFORMATION

    The Company supplies systems for treatment of water and wastewater, designs and engineers wastewater treatment and sewer systems and provides operating services for wastewater treatment plants for both municipal and industrial clients. The Company conducts business throughout the world with the largest concentrations being in the United States and Canada.

   During 1995, the Company experienced losses which contributed to decreased liquidity and a deficiency in working capital at December 31, 1995. To address this situation, the Company has centralized certain functions and thereby reduced expenses, and sold $2,000,000 of convertible debentures in 1996 (which netted the Company $1,600,000). $1,500,000 were of these debentures were converted into 2,903,931 shares of common stock in 1996 and the remaining $500,000 was converted into 2,302,942 shares in January of 1997. The Company also arranged a factoring facility for the financing of certain of its accounts receivable. Additionally, the Company's backlog at December 31, 1996 and additional contracts awarded since year-end cause management to believe the Company will improve operations and cash flow in 1997.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all subsidiary companies. Material intercompany balances and transactions have been eliminated. The Company treats its majority owned Canadian subsidiary as wholly-owned due to an agreement with its minority shareholders to exchange 228,476 of the Company's common stock for their interests. Such shares remain unissued but are included in outstanding common stock in all years presented.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to use numerous estimates and assumptions. The accompanying consolidated financial statements include estimates for items such as: estimated costs on contracts, recoverability of cost in excess of net assets acquired, allowances for doubtful accounts, and various liability accounts. Actual results could differ from those estimates. Policies that affect the more significant elements of the consolidated financial statements are summarized below.

Cash - At December 31, 1996 cash included $320,000 of cash in an escrow account for the purpose of paying certain subcontractors on one of the Company's projects. Such amount was reduced through payments to $127,000 at March 31, 1997.

Inventory - Inventory consists primarily of parts and equipment for specific projects and is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method, based on the following estimated useful lives of the assets: building - 31 years; machinery and equipment - 5 to 7 years; motor vehicles - 5 years; and rental equipment - 15 years.

Cost in Excess of Net Assets Acquired - Cost in excess of net assets acquired is being amortized over 20 years on a straight-line basis and is recorded net of accumulated amortization of $1,239,000 at December 31, 1996. The Company reviews the recoverability of the carrying value of cost in excess of net assets acquired based on anticipated future operating results of the acquired companies. The Company's criteria for assessing such recoverability is that anticipated operating results will at least equal the periodic amortization on a non-discounted basis.

In December 1995, the Company charged operations $673,000 as a reduction of carrying value of cost in excess of net assets acquired based on management's assessment of the recoverability of such amounts. As a result of a centralization of Canadian operations to another location, the Company has significantly reduced the size and scope of its Canadian operations. The office census was reduced, management was changed, the extensive use of pilot plants in the marketing effort was eliminated and certain products of other suppliers dropped or exclusive rights relinquished. Consequently, the Company concluded that the goodwill associated with its Canadian operations was not likely to be recovered, and therefore adjusted the carrying value of that subsidiary.

Revenue recognition - Revenue is recognized based on the percentage of completion method for long term construction and equipment supply projects. The estimated percentage completed is based on cumulative costs incurred in relation to the currently estimated total costs to complete each respective project. Revenues derived from engineering consulting services and contract management services are recognized as such services are provided.

Concentration of Credit Risk - The Company believes that credit risk related to accounts receivable is limited due to its use of mechanic's lien rights and the existence of payment bonds supporting commitments by various customers. Additionally, substantially all international contracts, unless made with a U.S. based company, are collateralized with irrevocable letters of credit.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company defines cash as cash held in operating accounts at financial institutions and cash equivalents as all highly liquid investments with a maturity at the time of purchase of three months or less.

The Company paid interest of $ 144,000 and $202,000 for the years ended December 31, 1996 and 1995, respectively. No income taxes were paid for any of the years presented. In 1996, 212,976 shares of common stock with a value of $174,000 were issued in payment of interest, and in 1995, 107,597 shares of common stock with a value of approximately $242,000 were issued in payment of interest and certain placement agent fees

Foreign Currency Translation - The financial statements of the Company's Canadian subsidiary are translated into U.S. dollars in accordance with (SFAS) No. 52. Net assets and liabilities are translated at current rates of exchange existing at the end of the period and revenues and expenses are translated at the average monthly exchange rates.

Net Loss Per Share - Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each year. In each of the periods presented, no exercise of options or warrants have been assumed because they were either non-dilutive or anti-dilutive.

Fair Value of Financial Instruments - The values of cash, accounts receivable, notes payable, accounts payable and any financial instruments included in other current assets and accrued expenses approximate their fair values principally because of the short-term maturities of these instruments. The fair value of promissory notes and long-term debt is estimated using interest rates that are currently available to the Company for issuance of debt with similar terms and maturities.

Stock Option Plans - The Company has a plan which provides for granting stock options to certain employees and independent directors of the Company and its subsidiaries. Currently, the Company accounts for compensation expense related to such transactions using the "intrinsic value" based method. The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock Based Compensation", that defines a "fair value" based method of accounting for stock-based compensation, but permits compensation expense to continue to be measured using the "intrinsic value" based method. The Company has yet to decide whether it will adopt the new "fair value" based method. However, adoption of such methods will not affect the amounts reported in the accompanying consolidated financial statements.

Reclassifications  -  Certain previously reported  amounts  in  the
accompanying   consolidated   financial   statements   have    been
reclassified to conform to the current year's classification.

2 ACCOUNTS RECEIVABLE

The consolidated balance sheet includes the following costs and estimated earnings in excess of billings in account receivable:


     Costs and estimated earnings                  $   8,072,000
       Billings                                        5,639,000
       Net                                         $   2,433,000

The consolidated balance sheet includes the following billings in excess of costs and estimated earnings in accrued expenses or accrued project costs:

     Billings                                     $      576,000
     Costs and estimated earnings                        265,000
       Net                                        $      311,000


  Accounts receivable are comprised of the following amounts:

     Billed                                          $ 2,045,000
     Unbilled                                          2,433,000
     Retention                                            41,000
     Allowance for doubtful accounts                   (130,000)
                                                     $ 4,389,000

All receivables on contracts in progress are considered to be collectible within twelve months. Substantially all accounts receivable are related to North American based companies.

In the years ended December 31, 1996 and 1995, the allowance for doubtful accounts was increased by $77,000 and $ 85,000 respectively, through charges to operations. In 1996 and 1995, there were writeoffs of $212,000 and $183,000 respectively against the allowance for doubtful accounts.

3. EQUIPMENT

Equipment consist of the following at December 31, 1996:


     Machinery and equipment                        $   626,000
     Accumulated depreciation                          (320,000)
       Net                                          $   306,000

In December 1995, the Company wrote off pilot plant equipment previously used in the marketing process to demonstrate its products and process that had an original cost of approximately
$600,000 and accumulated depreciation of $91,000 since the Company no longer employs this equipment in its marketing efforts.

4. NOTES PAYABLE

The Company has a $500,000 line of credit up to 70% of defined accounts receivable with a commercial bank bearing interest at the bank's prime rate (8.5%) plus 2.0%. At December 31, 1996, $420,000 was outstanding under the line of credit. This loan is secured by the assets of two subsidiaries. The Company is not in compliance with certain covenants relating to financial ratios and the bank has not provided a waiver.

The Company has an agreement with a financial institution to factor certain of its invoices, without recourse, at a discount rate of 1.5% plus interest at 18% per annum. At December 31, 1996, there were no borrowings under these facility.

Information pertaining to the above short-term borrowings for the years ended December 31, 1996 and 1995 is as follows:

                                                 1996       1995
     Weighted average interest rate, end        9.25%     10.29%
   of period
     Weighted average interest rate, over       9.75%     10.46%
   the period
     Highest month-end borrowings           $ 858,000 $1,279,000
     Average month-end borrowings           $ 639,000 $1,061,000

5. LONG TERM DEBT

Long-term debt consists of the following at December 31, 1996:

   Convertible Subordinated Debentures due October
   1, 1999, interest is payable    semi-annually
   commencing April 30, 1995 at the rate of 9% per
   annum.  Interest is payable in cash or common
   stock of the Company at the  discretion of the
   Company. (a)                                      $ 1,938,000
   6% convertible subordinated debenture (b)             500,000
   Installment payments due to TPA, with interest
   imputed at 10% and payments beginning January
   1, 1998 $16,700 each.                                 135,000
   Various notes payable due to owners (and/or
   their spouses) of acquired businesses at
   variable rates defined by the purchase
   agreements (9.75% at December 31, 1996) with
   monthly monthly principal installments of             321,000
   $17,000.
   Other notes payable                                   120,000
                                                       3,014,000
   Less: Current portion                               (291,000)
         Financing fees (net of $123,000               (327,000)
   amortization)
     Total                                           $ 2,396,000

The aggregate amount of repayment requirements for the five years subsequent to 1996 are: 1997 - $291,000; 1998 - $282,000; and
1999 - $1,941,000.

(a) These debentures are convertible to common stock of the Company at the option of the holders at a rate of one share of common stock per $2.50 of debenture principal amount and accrued interest. The debentures are subject to conversion at the option of the Company if the closing bid price of the common stock exceeds $7.50 per share for a period of twenty consecutive business days. All related fees are being amortized over the life of the debentures.

(b)   6%  convertible  debentures  due  June  30,  1998.   Theses
  debentures were converted into 2,382,942 shares of common stock in January, 1997.

(c) In 1996 the Company sold $1,150,000 of 5% convertible subordinated debentures, which were converted into 1,493,624 shares of common stock. The holder of these debentures is challenging the right of the Company to force conversion as to $920,000 principal amount of such debentures. The Company has issued certificates representing 361,316 shares of common stock relating to debentures surrendered and will isuue additional certificates for 1,132,308 shares upon surrender of the remaining debentures. The Company's management and legal counsel believe the forced conversion is valid and have therefore considered the 1,132,308 shares as outstanding. If the conversion were not valid, additional interest expense might be required in 1996.

The convertible debentures described in (b) and (c) above are convertible and were converted into the Company's common stock at 65% of the average bid, as defined in the debenture agreements. The Company has accounted for the conversion as an addition to stockholders' equity, reducing the increase in paid-in capital by the above discount from market.

At December 31, 1996, the Company's long-term debt had a carrying value of approximately $2,772,000 which approximates its fair value.

6 INCOME TAXES

No  provisions for income tax were necessary for the years  ended
December 31, 1996 and 1995 due to the net operating losses of the Company during those years; no income tax benefits have been realized.

Significant   temporary  differences  and  net   operating   loss
carryforwards at December 31, 1996 were as follows:
  Deferred tax assets:
    Net operating loss carryforwards                 $ 1,834,000
    Allowance for doubtful accounts                       45,000
                                                       1,879,000
    Valuation allowance                                1,879,000
      Total deferred tax assets                      $         0

Net operating losses of approximately $5,393,000 begin to expire in 2007.

7. EMPLOYEE BENEFIT PLANS

The Company sponsors two defined contribution 401(k) retirement plans covering certain employees of two subsidiaries. Company contributions are accrued at the discretion of the Company's Board of Directors. The Company did not make a contribution to the plans in 1996 and 1995.

The Company sponsors a self-funded health benefits plan for its domestic employees. Payments are made to a trust for the benefits of the participants. The Company has an excess loss insurance policy with a deductible amount of $15,000 per individual with an aggregate limit of $1,000.000 with a coverage period extending three months past the policy period on a claims-made basis.

8. STOCKHOLDERS' EQUITY

The Board of Directors is authorized to issue up to 500,000 shares of Preferred Stock in one or more series and to designate the number of shares constituting any such series and the terms thereof, including dividend, conversion and voting rights, terms of redemption, liquidation preferences and sinking fund provisions. No shares of Preferred Stock have been issued and no series of Preferred Stock has been designated.

The Company granted stock options to key employees, directors of the Company and its subsidiaries and members of management of acquired businesses. During 1993, the Company implemented an incentive stock option plan with a maximum grant limited to 300,000 shares of common stock and has reserved 209,000 shares for issuance under the plan as of December 31, 1996.

Of the outstanding stock options at December 31, 1996, 168,500 were exercisable and generally had an exercise price of not less than 100% of the fair market value of the common stock on the date of the grant. All options granted expire five years from the date of grant.

A summary of stock option transactions follows:

                                   1996                 1995
                                            Avg.              Avg.
                                          Option            Option
 Stock options:                  Shares    Price  Shares     Price
 Outstanding,  beginning of     485,800   $2.95   363,600    $3.05
    year
 Expired                       (169,060)   2.47   (89,400)    4.65
 Granted                                   3.50   211,600     3.50
 Outstanding, end of year       316,740    $2.95  485,000    $2.95

The Company has exercisable warrants outstanding, for which no value has been ascribed, at December 31, 1996 and 1995 for the purchase of the Company's common stock. During 1995, the Company reduced the exercised price of its Series A Warrants to $5.00 per share. The warrants and related per share prices are as follows:

                                       1996         1995
 Warrants:                       Shares   Price   Shares   Price
 Series A                       481,000 $  5.00  481,000 $  5.00
 Underwriters                    20,800    2.00   20,800    2.00
 Total                          501,800          501,800

The Series A Warrants are redeemable by the Company at a price of $.01 per Warrant upon 30 days written notice, commencing 15 months from February 16, 1993 at such time as the market price of Common Stock has exceeded the exercise price by 20% for 20 consecutive business days. The warrants are exercisable during such period. These warrants expired without exercise on February 14, 1997.

Certain of the Company's subsidiaries have dividend restrictions as a result of borrowing agreements.

9. INTERNATIONAL OPERATIONS

International activities include the business conducted by the Company's Canadian subsidiary. The following table sets forth international operating activities and identifiable assets at December 31, 1996 and 1995.
                            International   Domestic       Total
Year Ended December 31,
1996

Sales                        $2,948,000  $11,080,000 $14,028,000
Operating income             $   91,000  $    97,000 $   188,000
Net income (loss)            $  (47,000) $  (246,000)$  (293,000)
Identifiable assets          $1,291,000  $ 9,869,000 $11,160,000
Accounts receivable          $  957,000  $ 3,432,000 $ 4,389,000

Year Ended December 31,
1995:

Sales                        $ 2,516,000  $10,482,000 $12,998,000
Operating income (loss)      $(1,180,000) $(1,428,000)$(2,608,000)
Net loss                     $(1,229,000) $(1,884,000)$(3,113,000)
Identifiable assets          $ 1,529,000  $ 9,888,000 $11,417,000
Accounts receivable          $ 1,148,000  $ 2,887,000 $ 4,035,000

Approximate value of international sales were as follows:

                                                1996        1995
 Canada                                   $  548,000  $2,111,000
 United States                               300,000     203,000
 Bolivia                                                 152,000
 Mexico                                    1,500,000      50,000
 Indonesia                                   600,000
                                         $ 2,948,000 $ 2,516,000

10. SIGNIFICANT CUSTOMERS

The  Company had sales to three customers totaling 15%,  13%  and
13% of total revenues for the year ended December 31, 1996, and three customers totaling 12%, 9%, and 9% for the year ended December 31, 1995. The nature of the Company's business is such that a limited number of customers can comprise a material portion  of  sales;  and  because a significant  portion  of  the
Company's sales are non-recurring capital additions by its customers, a single systems customer is unlikely to represent a material portion of sales in consecutive periods. Engineering and management services customers are ongoing in nature.
Generally, engineering services are provided on a one year contractual agreement with their customers. Management services are provided on contractual agreements, generally ranging from one to three years.

11. COMMITMENTS AND CONTINGENCIES

The Company had lease commitments for premises occupied by its various subsidiaries which require approximate annual rental payments for the next five years as follows: 1997 - $193,000; 1998 - $167,000; 1999 - $21,000; and none thereafter. Rent expense was approximately $243,000 and $217,000 for 1996 and 1995, respectively.

The Company has employment agreements with two employees who are directors, which expire in 1997. The Company has adopted an incentive compensation program whereby key employees will participate in bonuses equal to one-third of pre-tax profits for 1997. Individual awards are at the discretion of the Board of Directors.

Part II, Item 8: Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The Company's Board of Directors has unanimously approved the dismissal of the Company's auditing firm, Deloitte & Touche LLP ("D&T") for the year ended December 31, 1996. The Company informed D & T on December 26, 1996 that they would be replaced. The report of D & T on the Company's consolidated financial statements for the past two years contained no adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. During the two years ended Decemter 31, 1995 and subsequent interim periods, there were no disagreements with D & T of the type requiring disclosure under Item 304(a)(1)(iv)(A) of Regulation S-B.

With regard to Item 304(a)(1)(iv)(B)(1), the Company reports the following: In connection with its audit of the Company's financial statements for the year ended December31, 1995, D & T identified and reported to the Company's audit committee three areas they believed to be internal control weaknesses which they considered to be "reportable conditions" as defined under standards established by the American Institute of Certified Public Accountants. The conditions reported related to the Company's understanding of its health insurance plan, the accumulation of personnel costs on certain fixed-fee contracts, and the level of documentation on journal entries.

With regard to Item 304(a)(1)(iv)(B)(3), the Company reports the following: In December 1996, subsequent to the issuance of its three quarterly filings on Form l0-QSB for the current year, D & T informed the Company that (a) debt issued in 1996 which was convertible at discounts to market was not accounted for in accordance with the SEC staff position issued on October 9, 1996 which D&T believes is generally accepted accounting principles ("GAAP") for such issuances, and
(b) revenues and expenses for a contract begun prior to the end of the third quarter but for which final contract terms had not been concluded and the contract had not been signed should be recognized in subsequent periods. Net income related to this contract was approximately $44,000 in the third quarter. Management agrees that the Company's Quarterly report on Form 10-QSB for the third quarter should be restated for item
(b) above, and that (a)above should be evaluated for its applicability to the Company's transactions and the impact on the first three quarters of 1996, and the related Form 10-QSB's amended, if appropriate,to conform to GAAP.

The Company has authorized D & T to respond fully to the inquiries of the successor accountant. The Company has provided D & T with a copy of the disclosures contained in this report and D & T furnished it with a letter addressed to the Securities & Exchange Commission stating that it agreed with the above statements. A copy of such letter was filed as an exhibit to the Company's 8-K report.

Part  III, Item 9: Directors', Executive Officers, Promoters  and
Control  Persons; Compliance With Section 16(a) of  the  Exchange
Act.


                               Officer
Name                             or
                       Age    Director     Position with the
                                Since           Company

Michael R. Cox         50       1991    Chairman, President,
                                        and Chief Executive
                                        Officer and Director

Dan L. Scroggins       40       1991    Executive Vice
                                        President and Director

Ralph A. Armstrong     43       1994    Senior Vice President -
                                        Sales and Marketing and
                                        Director

Steve Money            34       1997    Vice President --
                                        Controller



   Mr.  Cox  has  been Chairman, President, and  Chief  Executive
Officer of the Company since the merger of JBCH in December, 1991. He had held the same positions with JBCH since June, 1991. Mr. Cox was a director and Executive Vice President of Kimberly, Cox & Harnish, Inc., a private investment firm, from prior to 1989 until 1993.

   Mr. Scroggins has been an Executive Vice President of the Company and its predecessor JBCH since October 16, 1991. He has been President of EV Environmental Systems, Inc. (the Company's wholly-owned subsidiary) since October 16, 1991.

   Mr. Money has been Vice President - Controller of the Company since February, 1997. Prior to that he served as Controller of Fulton County Daily Report, a legal newspaper in Atlanta, from 1996. From September, 1991 to May 1996 Mr. Money was Accounting Manager with De Smet Process & Technology, Inc., an engineering firm.

   Mr. Armstrong joined the Company in February 1994 as Senior Vice President - Sales and Marketing. He was President of erca USA Inc. (a food processing and packaging equipment manufacturer) from 1991 to 1993. Prior to that he had held various positions since 1979 with Continental Can Company, most recently Vice President of Sales and Marketing at Continental Plastic Ventures.

   The terms of office of all Directors of the Company are from the time of election until the next annual meeting of stockholders and until their respective successors are qualified as provided in the By-laws of the Company. All officers hold office at the pleasure of the Board of Directors. None of the Company's Directors or executive officers has a family relationship with any other Director or executive officer.
Part III, Item 10: Executive Compensation
    The following table sets forth information concerning remuneration paid or accrued by the Company and its subsidiaries during the three years ended December 31, 1996 for all executive officers including those as to whom the total remuneration exceeded $100,000, and for all executive officers of the Company as a group.

                   SUMMARY COMPENSATION TABLE

                  Annual Compensation Compensation
Name and Principal  Year        Salary    Number
Position                                      of
                                          Option
                                          Awards
Michael R. Cox,     1996     $ 130,000
Chairman,           1995       130,000    20,000
President and       1994       130,000
Chief Executive
Officer

All Current         1995       525,760
Executive Officers  1994       453,000    77,000
As a Group          1993       548,000    60,000

During the year ended December 31, 1996, no options were granted to executive officers. During 1995, the following options were granted to executive officers:

                         Individual
                          Grants
                                        % of
                          Number of    Total  Exercise  Expiration
Name                      Securities Options     Price     Date
                          Underlying Granted  ($/share
                           Options
Michael R. Cox              20,000       9 %   $  3.50      2000
Ralph A. Armstrong          40,000      19 %      3.50      2000
Dan L. Scroggins            10,000       5 %      3.50      2000

The aggregate option exercise in the last fiscal year and fiscal year end option values for the named employee is presented as follows:

                                               Number
                                                   of   Value of
                                           securities unexercised
                                           Underlying     in-the-
                          Shares         Unexcercised      Money
                        Acquired     Value    Options    Options
Name                          on  Realized  at FY end  at FY end
                        Exercise         Excercisable/ Exercisable/
                                        Unexcercisable Unexcercisable
Michael R. Cox                 0       N/A    52,966/        0/0
                                               13,333

  The Company qualifies as a Small Business Issuer.

   The Company has adopted an incentive compensation program whereby key employee, will participate in bonuses equal to one-third of pre-tax profits for 1996. Individual awards are at the discretion of the Board of Directors.

Stock Option Plan

   The Company has adopted a stock option plan conforming to Securities and Exchange Commission Rule 16b-3 and pursuant to which incentive stock options and non-statutory stock options could be granted. Up to an aggregate of 300,000 shares of the Common Stock may be issued under the plan. The plan was approved by the Company's stockholders and may be amended or terminated by the Board of Directors. The plan is to be administered by a committee (the "Option Committee") consisting of at least two directors.

   An incentive stock option may be granted to an eligible employee pursuant to the plan. The number of shares and other terms of grant will be fixed by the Committee except that in no event shall the term of an incentive stock option be more than ten years. The exercise price of an incentive stock option shall be not less than the fair market value of the Common Stock at the time of grant, and may be paid either in cash or, with the Option Committee's consent, with previously owned shares of the Company's Common Stock, a promissory note or a combination thereof.

Other Options; Director Compensation

The are currently no directors of the Company who are not employees. Employees are not paid additional amounts for their services as directors.

Part  III,  Item  11:  Security Ownership of  Certain  Beneficial
Owners and Management

The following table sets forth information with respect to beneficial ownership of Common Stock by (1) each person who owns of record or is known by the Company to own beneficially more than 5% of the common shares of the Company, (2) by each director and certain executive officers of the Company and (3) by all executive officers and directors as a group.

                                              Amount and
                                              Nature of
                                              Beneficial  Percentage
     Name and Address of         Title of     Ownership    of Class
       Beneficial Owner            Class           (1)       Owned

Michael R. Cox                 Common Stock   238,598(2)      3.7
1465 Post Road East              Series A       5,000(3)      1.1
Westport, CT 06880               Warrants
(Director and Officer)

Dan L. Scroggins               Common Stock   110,501(4)      1.7
EV Environmental,  Systems,      Series A       8,000         1.8
Inc.                             Warrants
250 Grandview Drive
Ft. Mitchell, KY 41017
(Director and Officer)

Ralph A. Armstrong             Common Stock    53,408(5)      0.8
1465 Post Road East                 9%
Westport, CT 06880              Convertible      50,000       2.5
(Director and Officer)          Debentures

RBB Bank Aktiengesellschaft    Common Stock  1,504,781(6)    15.2
Leonhardstr. 5 8010 Graz
Austria
(5% Shareholder)

United Overseas Bank           Common Stock   1,045,150      16.4
11 Qual des Bergues
Geneva, Switzerland
(5% Shareholder)

All executive officers and     Common Stock   402,507(7)      6.2
directors as a group (3          Series A       13,000        2.9
persons)                         Warrants
                                    9%           50,500       2.5
                                Convertible
                                Debentures
___________

(1) Except as otherwise stated, all holders of any shares have sole voting and investment power with respect to such shares, and all holders having the right to acquire shares will have sole voting and investment power upon the acquisition of said shares.

(2) Includes 39,523 shares held by Mr. Cox's retirement account, over which Mr. Cox exercises sole investment and voting control and 52,967 shares issuable upon the exercise of certain options.

(3)  Includes   1,000  Series  A  Warrants  held  by  Mr.   Cox's
     retirement account, over which Mr. Cox exercises sole investment and voting control.

(4) Includes 59,503 shares issuable upon the exercise of certain other options.

(5) Includes 20,075 shares held by Mr. Armstrong's retirement account, over which Mr. Armstrong exercises sole investment
  and voting control, 20,000 shares issuable upon conversion    of
  the Company's 9% convertible securities and 13,333 shares issuable upon the exercise of certain options.

(6) Includes shares issuable upon conversion of convertible securities. The Company has noticed RBB of the conversion of the convertible securities; RBB has disputed the Company's right to cause such coonversion. Shares held in the name of RBB are held for the account of foreign investors. RBB represents that no beneficial owner represents 5% of the
  outstanding voting securities of the    Company.

(7) Includes 256,704 shares outstanding and 145,803 shares issuable upon the exercise of options, warrants and conversion of 9% convertible securities.

     conversion of 9% Convertible Securities.

Part IV, Item 13: Exhibits, Lists and Reports on Form 8-K

(a)Exhibits

1.1       Underwriting Agreement between the Company and  Noble
          Investment  Co.  of  Palm Beach  ("Noble")  filed  as
          Exhibit 1.1 to the Company's Annual Report on Form 10-
          K for the Fiscal Year Ended December 31, 1992.

1.2 Underwriter Warrant to Purchase Units of the Company, filed as Exhibit 1.3 to Amendment No. 4 to the
          Company's Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
2.1 Asset Purchase Agreement, dated October 7, 1994 between EV Environmental, Inc. (the "Company"), Tenney Pavoni Associates, Inc. ("TPA") and Mark W. Tenney ("Tenney") and Joseph L. Pavoni ("Pavoni"), with Amendment No. 1 to the Asset Purchase Agreement, dated October 30, 1994, and Amendment No. 2 to the Asset Purchase Agreement dated November 30, 1994 filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.

2.2       Assignment, dated October 7, 1994, among the Company,
          TPA,   Tenney,   Pavoni,   the   Company,          EV
          Engineering, Inc., and EV Contract Management Services, Inc. (EV Engineering, Inc. and EV Contract Management Services, Inc. are hereinafter referred to as the "Subsidiaries") filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.

2.3 Agreement of Assumption of the Assumed Liabilities, dated November 30, 1994, executed by the Subsidiaries filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
2.4       Bill of Sale and Assignment executed by TPA filed  as
          Exhibit 2.4 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated by this reference.
3.2       Bylaws  of  the  Company, filed  as  Exhibit  1.3  to
          Amendment   No.  4  to  the  Company's   Registration
          Statement  on  Form  S-1  (File  No.  33-50624)   and
          incorporated by this reference.
4.1       Specimen Form of Stock Certificate filed, as  Exhibit
          3.3 to the Company's Amendment No. 1 to its R egistration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
4.2 Specimen Form of Series A Warrant Certificate, filed as Exhibit 3.5 to the Company's Amendment No. 2 to its Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
4.3 Amendment to Amended and Restated Warrant Agreement, and Amended and Restated Warrant agreement, between
          registrant  and  American  Stock  Transfer  &   Trust
          Company, as warrant agent for Redeemable Warrants filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992.

4.4 Amended Series A Warrant Agreement, and Series A Warrant Agreement, between Registrant and American Stock Transfer & Trust Company, as warrant agent for Series A Warrants filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992.
4.5       EV  Environmental, Inc. Stock Option Plan,  filed  as
** Exhibit 19.3 to the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
4.6 Form of 5-Year 9% Convertible Subordinated Debenture due October 31, 1999 of the Company filed as Exhibit
          4.01 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.1      Employment Agreement between Dan L. Scroggins and PCI
** dated December 9, 1991, filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by this reference.
10.2 Stockholders' Agreement by and between 958147 Ontario, Inc., JBCH, Budd and Beaver Corporation, Castle Corporation and Betco Inc. filed as Exhibit
          19.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by this reference.
10.3      Employment Agreement between Michael R. Cox  and  the
**        Company  dated  December 9, 1991,  filed  as  Exhibit
          19.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by this reference.
10.4 Form of Registration Rights Agreement between JBCH and certain of its stockholders, filed as Exhibit
          19.1 to the Company's Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
10.5 Promissory note payable to Murdoch Heideman dated December 20, 1993 filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated by this reference.
10.6 Promissory note payable to Jimmie Dysert dated December 20, 1993 file as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated by this reference.
10.7 Promissory note payable to Murdoch Heideman dated January 1, 1994 filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by this reference.

10.8 Promissory note payable to Jimmie Dysert dated January 1, 1994 filed as Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by this reference.
10.9 Promissory note payable to Nadine Heideman dated December 31, 1994 filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by this reference.
10.10 Stock Option Agreement dated November 30, 1994 between the Company and Tenney filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.11 Stock Option Agreement dated November 30, 1994 between the Company and Pavoni filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.12 Agreement dated October 21, 1994 between the United States of America, TPA, Tenney and Pavoni for the benefit of the Company filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.13 Revolving Loan Agreement, dated December 8, 1994, between the Subsidiaries and Society National Bank, Indiana (the "Bank") filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.14 Master Revolving Note dated December 8, 1994, of the Subsidiaries in favor of the Bank in the principal amount of $750,000 filed as Exhibit 10.9 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.

10.15 Security Agreement, dated December 8, 1994, between EV Engineering, Inc. and the Bank filed as Exhibit
          10.10 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.16 Absolute, Unconditional and Continuing Guaranty, dated December 8, 1994, of the Company in favor of the Bank filed as Exhibit 10.11 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.17 Confidential Private Placement Memorandum of EV Environmental, Inc. dated October 24, 1994, with Supplement No. 1 dated November 17, 1994, Supplement No. 2 dated November 30, 1994, and Supplement No. 3. dated December 14, 1994 (without exhibits) filed as
          Exhibit 10.12 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.

10.18 Pledge Agreement, dated as of December 5, 1994, between the Company, the holders of the Company's 5-Year 9% Convertible Subordinated Debentures (the
          "Debenture holders") and Broad and Cassel (the "Collateral Agent") filed as Exhibit 10.13 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.19 Security Agreement, dated as of December 5, 1994, between the Subsidiaries, the Debenture holders and the Collateral Agent filed as Exhibit 10.14 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.20 Collateral Agency Agreement, dated as of December 5, 1994, between the Company, the Subsidiaries and the Collateral Agent filed as Exhibit 10.15 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.21 Form of Subscription Agreement between the Company and each of the Debentureholders, including registration rights filed as Exhibit 10.16 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.22     Employment  Agreement by and between AOF and  Jeffrey
** Plant dated March 13, 1995, filed as **Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.23 Form of 5% Series A Convertible Debentures due December 31, 1996 of the Company filed as Exhibit
          10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.24 Agreement to purchase real estate dated February 27, 1996, filed as Exhibit 10.50 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
16.1 Letter from Deloitte & Touche LLP regarding change in accounts file as exhibit 16.1 to Current Report on Form 8-K dated December 26, 1996, incorporated herein by reference.
21.1      Subsidiaries of the Registrant
27.1*     Financial Data Schedule

*  Filed herewith
**  Management contract or compensatory plan arrangements

(b) Reports on Form 8-K

1. Current Report on Form 8-K dated December 26, 1996 regarding the dismissal of Deloitte & Touche LLP as the Company's auditing firm.

2.   Current form on Form 8-K dated January 14, 1997 regarding:
          a. the appointment of Schnitzer & Kondub, Certified Public Accountants as the Company's auditing firm.
          b.   Recent sales of unregistered securities.

                     EV Environmental, Inc.
                  Annual Report on Form 10-KSB
                  Year Ended December 31, 1995

                       Index to Exhibits
No.                                                          Page
1.1 Underwriting Agreement between the Company and Noble Investment Co. of Palm Beach ("Noble") filed as
       Exhibit 1.1 to the Company's Annual Report on Form 10-
       K for the Fiscal Year Ended December 31, 1992.

1.2 Underwriter Warrant to Purchase Units of the Company, filed as Exhibit 1.3 to Amendment No. 4 to the
       Company's Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
2.1 Asset Purchase Agreement, dated October 7, 1994 between EV Environmental, Inc. (the "Company"), Tenney Pavoni Associates, Inc. ("TPA") and Mark W. Tenney ("Tenney") and Joseph L. Pavoni ("Pavoni"), with Amendment No. 1 to the Asset Purchase Agreement, dated October 30, 1994, and Amendment No. 2 to the Asset Purchase Agreement dated November 30, 1994 filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.

2.2    Assignment, dated October 7, 1994, among the Company,
       TPA,   Tenney,   Pavoni,   the   Company,          EV
       Engineering, Inc., and EV Contract Management Services, Inc. (EV Engineering, Inc. and EV Contract Management Services, Inc. are hereinafter referred to as the "Subsidiaries") filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.

2.3 Agreement of Assumption of the Assumed Liabilities, dated November 30, 1994, executed by the Subsidiaries filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
2.4    Bill of Sale and Assignment executed by TPA filed  as
       Exhibit 2.4 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
3.1 Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated by this reference.
3.2    Bylaws  of  the  Company, filed  as  Exhibit  1.3  to
       Amendment   No.  4  to  the  Company's   Registration
       Statement  on  Form  S-1  (File  No.  33-50624)   and
       incorporated by this reference.

4.1    Specimen Form of Stock Certificate filed, as  Exhibit
       3.3 to the Company's Amendment No. 1 to its R egistration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
4.2 Specimen Form of Series A Warrant Certificate, filed as Exhibit 3.5 to the Company's Amendment No. 2 to its Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
4.3    Amendment  to Amended and Restated Warrant Agreement,
       and  Amended  and Restated Warrant         agreement,
       between registrant and American Stock Transfer & Trust Company, as warrant agent for Redeemable Warrants filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992.
4.4 Amended Series A Warrant Agreement, and Series A Warrant Agreement, between Registrant and American Stock Transfer & Trust Company, as warrant agent for Series A Warrants filed as Exhibit 4.5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992.
4.5    EV  Environmental, Inc. Stock Option Plan,  filed  as
** Exhibit 19.3 to the Company's Amendment No. 1 to its Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
4.6 Form of 5-Year 9% Convertible Subordinated Debenture due October 31, 1999 of the Company filed as Exhibit
       4.01 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.1 Employment Agreement between Dan L. Scroggins and PCI ** dated December 9, 1991, filed as Exhibit 19.1 to the
       Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by this reference.
10.2 Stockholders' Agreement by and between 958147 Ontario, Inc., JBCH, Budd and Beaver Corporation, Castle Corporation and Betco Inc. filed as Exhibit
       19.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by this reference.
10.3 Employment Agreement between Michael R. Cox and the ** Company dated December 9, 1991, filed as Exhibit
       19.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by this reference.
10.4 Form of Registration Rights Agreement between JBCH and certain of its stockholders, filed as Exhibit
       19.1 to the Company's Registration Statement on Form S-1 (File No. 33-50624) and incorporated by this reference.
10.5 Promissory note payable to Murdoch Heideman dated December 20, 1993 filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated by this reference.
10.6 Promissory note payable to Jimmie Dysert dated December 20, 1993 file as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated by this reference.
10.7 Promissory note payable to Murdoch Heideman dated January 1, 1994 filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by this reference.
10.8 Promissory note payable to Jimmie Dysert dated January 1, 1994 filed as Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by this reference.
10.9 Promissory note payable to Nadine Heideman dated December 31, 1994 filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 and incorporated by this reference.
10.10 Stock Option Agreement dated November 30, 1994 between the Company and Tenney filed as Exhibit 10.6 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.11 Stock Option Agreement dated November 30, 1994 between the Company and Pavoni filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.12 Agreement dated October 21, 1994 between the United States of America, TPA, Tenney and Pavoni for the benefit of the Company filed as Exhibit 10.7 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.13 Revolving Loan Agreement, dated December 8, 1994, between the Subsidiaries and Society National Bank, Indiana (the "Bank") filed as Exhibit 10.8 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.14 Master Revolving Note dated December 8, 1994, of the Subsidiaries in favor of the Bank in the principal amount of $750,000 filed as Exhibit 10.9 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.15 Security Agreement, dated December 8, 1994, between EV Engineering, Inc. and the Bank filed as Exhibit
       10.10 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.16 Absolute, Unconditional and Continuing Guaranty, dated December 8, 1994, of the Company in favor of the Bank filed as Exhibit 10.11 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.17 Confidential Private Placement Memorandum of EV Environmental, Inc. dated October 24, 1994, with Supplement No. 1 dated November 17, 1994, Supplement No. 2 dated November 30, 1994, and Supplement No. 3. dated December 14, 1994 (without exhibits) filed as
       Exhibit 10.12 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.18 Pledge Agreement, dated as of December 5, 1994, between the Company, the holders of the Company's 5-Year 9% Convertible Subordinated Debentures (the
       "Debenture holders") and Broad and Cassel (the "Collateral Agent") filed as Exhibit 10.13 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.19 Security Agreement, dated as of December 5, 1994, between the Subsidiaries, the Debenture holders and the Collateral Agent filed as Exhibit 10.14 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.20 Collateral Agency Agreement, dated as of December 5, 1994, between the Company, the Subsidiaries and the Collateral Agent filed as Exhibit 10.15 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.21 Form of Subscription Agreement between the Company and each of the Debentureholders, including registration rights filed as Exhibit 10.16 to the Company's Current Report on Form 8-K dated December 7, 1994 and incorporated by this reference.
10.22 Employment Agreement by and between AOF and Jeffrey ** Plant dated March 13, 1995, filed as **Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
10.23 Form of 5% Series A Convertible Debentures due December 31, 1996 of the Company filed as Exhibit
       10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

10.24 Agreement to purchase real estate dated February 27, 1996, filed as Exhibit 10.50 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
16.1 Letter from Deloitte & Touche LLP regarding change in accounts file as exhibit 16.1 to Current Report on Form 8-K dated December 26, 1996, incorporated herein by reference.
21.1*  Subsidiaries of the Registrant                        47
27.1*  Financial Data Schedule                               48


*  Filed herewith
** Management contract or compensatory plan arrangements

Exhibit 21.1
List of Subsidiaries

1008650 Ontario Inc., an Ontario corporation

Volumetric International Inc., an Ontario corporation

457575 Ontario Inc., an Ontario corporation

Aer-O-Flo Environmental Inc., an Ontario corporation

EV Environmental Systems, Inc., a Kentucky corporation

Pollution Control Engineering, Inc., a Delaware corporation

EV Engineering, Inc., a Delaware corporation

EV Contract Management Services, Inc., a Delaware corporation

Exhibit 27.1
Financial Data Schedule
[ARTICLE] 6
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                             454
[SECURITIES]                                         0
[RECEIVABLES]                                     4519
[ALLOWANCES]                                       130
[INVENTORY]                                        205
[CURRENT-ASSETS]                                   388
[PP&E]                                             626
[DEPRECIATION]                                     320
[TOTAL-ASSETS]                                   11160
[CURRENT-LIABILITIES]                             5839
[BONDS]                                           2396
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            53
[OTHER-SE]                                        2672
[TOTAL-LIABILITY-AND-EQUITY]                     11160
[SALES]                                          14028
[TOTAL-REVENUES]                                 14028
[CGS]                                            10036
[TOTAL-COSTS]                                     3804
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 481
[INCOME-PRETAX]                                  (293)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                              (293)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     (293)
[EPS-PRIMARY]                                    (.07)
[EPS-DILUTED]                                    (.07)