Form 10QSB
period 1997-03-31
EV ENVIRONMENTAL INC
filed 1997-05-22
CIK 862148

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                         _______________

                           FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1997

                                  OR

[ ]     TRANSITION  REPORT  UNDER SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________to ____________


                Commission file number 33-34021-NY

                      EV ENVIRONMENTAL, INC.
         (Exact Name of Registrant as Specified  in  Its Charter)

   Delaware                                            13-3555254
(State or Other Jurisdiction          (I.R.S. Employer dentification No.)
of Incorporation or Organization)

1465     Post     Road     East,     Westport,     CT          06880
(Address   of  Principal   Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code   203-256-9596

                                   Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report


                 Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes__X__ No


                 Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date. 7,666,000 at March 31, 1997.

                     EV ENVIRONMENTAL, INC.


                           Form 10-QSB


                              Index
                                                   Page
          Part I:  Financial Information

          Item 1.  Financial Statements

                 Consolidated Balance Sheets
                 as of March 31, 1997
                 (unaudited) and December 31,
                 1996 (audited)                      3

                 Consolidated Statements of
                 Operations (unaudited) for the
                 quarters ended March 31, 1997
                 and 1996                            4

                 Consolidated Statements of
                 Cash Flows (unaudited) for the
                 quarters ended March 31, 1997
                 and 1996                            5

                 Consolidated Statements of
                 Changes in Stockholders' Equity
                 (unaudited) for the quarter
                 ended March 31, 1997                6

                 Notes to Consolidated
                 Financial Statements                7

          Item 2:  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations             8

          Part II:


          Item 6.  Exhibits and Reports on Form     10
          8-K

          Signatures                                11

          Index to Exhibits                        None

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                  (March 31, 1997 is unaudited)
                                                  March   December
                                                    31,        31,
                                                   1997       1996
ASSETS
Cash                                           $215,000   $454,000

Accounts receivable, net                      4,375,000  4,389,000

Inventory                                       241,000    205,000

Other current assets                            398,000    388,000

     Total current assets                     5,229,000  5,436,000

Property and equipment, net                     293,000    306,000

Other long-term assets                           87,000     89,000
Cost in excess of net assets acquired, net    5,249,000  5,329,000

Total Assets                                 $10,858,000 $11,160,00


LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - banks                         $ 364,000  $ 420,000

Current portion of long-term debt               291,000    291,000
Accounts payable                              2,825,000  2,613,000
Accrued project costs                         1,086,000  1,456,000
Accrued expenses                                964,000  1,059,000

  Total current liabilities                   5,530,000  5,839,000

Long-term debt                                1,940,000  2,396,000

Other noncurrent liabilities                    200,000    200,000

     Total long-term liabilities              2,140,000  2,596,000

Stockholders' Equity:
Common stock, $.01 par value: 20,000,000
shares authorized; 7,666,000 and 5,363,000
were issued and outstanding at March 31,
1997 and December 31, 1996, respectively         77,000     53,000
Paid in capital                               8,008,000  7,581,000

Deficit                                      (4,845,000)(4,832,000)

Cumulative translation adjustment               (52,000)   (77,000)

  Total stockholders' equity                  3,188,000  2,725,000

Total Liabilities and Stockholders' Equity  $10,858,000 $11,160,000


         See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (Unaudited)



                                                 1996      1995

  Sales:
    Treatment systems                       $1,598,000 $2,518,000
    Engineering and management services        954,000  1,385,000
                                             2,552,000  2,903,000

  Cost of sales, exclusive of depreciation:
    Treatment systems                        1,021,000  2,074,000
    Engineering and management services        529,000    844,000
                                             1,550,000  2,918,000

  Gross margin                               1,002,000    985,000

  Operating expenses:
    General and administrative                 789,000    771,000
    Depreciation and amortization              100,000    103,000
                                               889,000    874,000

  Operating income (loss)                      113,000    111,000

  Interest expense                             127,000    135,000
  Net loss                                   $ (13,000) $ (24,000)

  Net loss per common share                  $     -    $   (.01)
  Weighted average shares outstanding        7,090,000  2,187,000




        See notes to consolidated of financial statements

           EV  ENVIRONMENTAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (Unaudited)


                                                            1997      1996
Net cash flows provided by (used in) operating
activities                                             $(196,000) $(226,000)

Cash flows provided by (used in) investing activities:
    (Additions to)/sale of property and equipment-net     (7,000)   (21,000)
Net cash from investing activities                        (7,000)   (21,000)

Cash flows provided by (used in) financing activities:
    Repayment of bank note                               (56,000)  (116,000)
    Issuance/(repayment) of notes                                    14,000
    Issuance/(repayment) of long term debt              (456,000)  (512,000)
    Payment of other noncurrent liabilities                           8,000
    Issuance of 9% convertible debentures-net                       650,000
    Issuance of stock on conversion of debt              451,000     30,000
Net cash provided by (used in) financing activities      (61,000)    74,000
Effect of translation of balance sheet not included in
other captions                                            25,000     (1,000)
Net decrease in cash                                    (239,000)  (174,000)
Cash, at beginning of period                             454,000    477,000
Cash, at end period                                     $215,000   $303,000



Supplemental Disclosures:
    Income taxes paid                                      NONE       NONE
    Interest paid                                        $37,000    $45,000







             See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            FOR THE THREE MONTHS ENDED MARCH 31, 1997
                           (Unaudited)
                       (000's, except shares)




                                                               CUMULAT-
                                              PAID IN          IVE TRANS-
                                  COMMON      CAPITAL (DEFICIT)LATION AD-
                                   STOCK                       JUSTMENT
                               SHARES  AMOUNT

Balance-December 31, 1996    5,362,679  $ 53  $7,581   $(4,832)  $(77)
Stock issued on conversion
  of debt                    2,302,942    24     426
Net loss                                                   (13)
Change in cumulative effect
of balance sheet translation
adjustments                                                        25
Balance-March 31, 1996       7,665,621  $ 77  $8,007   $(4,845)  $(52)



















         See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

Note 1 - There have been no material changes from the disclosures included in the Notes to Consolidated Financial Statements included with the Company's consolidated financial statements filed in its annual report on Form 10-KSB for the year ended December 31, 1997, except as described in the following notes. The unaudited interim consolidated financial statements for the quarters ended March 31, 1997and 1996 reflect all adjustments, consisting only of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

Note 2 - Accounts Receivable

The consolidated balance sheets of the Company include the following:

Costs and Estimated Earnings in Excess of       March 31, December 31,
  Billings:                                        1997        1996

Costs and estimated earnings                   $9,085,000 $ 8,072,000
Billings                                        7,393,000   5,639,000
  Net                                          $1,692,000 $ 2,433,000

The net amounts of costs and estimated earnings in excess of
billings  are  included  in  accounts  receivable   in   the
accompanying consolidated balance sheets.


Billings in Excess of Costs and Estimated       March 31, December 31,
  Earnings:                                        1997        1996

Billings                                         $491,000   $576,000
Costs and estimated earnings                      196,000    265,000
  Net                                            $295,000   $311,000


The net amounts of billings in excess of costs and estimated
earnings   are   included  in  accrued   expenses   in   the
accompanying consolidated balance sheets.


Accounts receivable are comprised of the following amounts:
                                                March 31, December 31,
                                                   1997        1996

Billed                                         $2,772,000   $2,045,000
Unbilled                                        1,692,000    2,433,000
Retention                                          41,000       41,000
Allowance for doubtful accounts                  (130,000)    (130,000)
                                               $4,375,000   $4,389,000

Note 3 -  Net loss per share

The net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. In each of the periods presented, no exercise of options or warrants have been assumed because they were either non-dilutive or anti-dilutive.

Part  I  Item  2 - Management's Discussion and  Analysis  of
Operations

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures, and does not anticipate any material commitments in the coming year. The operations of the Company do not require the Company to have significant additional investments in long-term assets.

The Company had a deficiency in working capital at March 31, 1997 of $301,000, compared to a deficiency at December 31, 1996 of $353,000. This improvement was the result of operations in the quarter. Although working capital improved in the quarter, the Company continues to experience significant strains on its cash flow, and continues to closely monitor expenditures and to seek additional means of working capital financing. There can be no assurance that such efforts will result in additional sources of working capital, and the Company's operations will continue to be impacted until working capital can be improved.

In January, 1997, the Company converted $500,000 face amount of debentures into common stock. This conversion was the remaining principal amount of $2.1 million sold in 1996 to improve the Company's financial position.

The Company's business cycle from the initiation of expenditures on a systems project to the collection of all outstanding receivables from the project is typically four to six months, depending on the project. In many instances, the Company receives deposits and progress payments in order to reduce its working capital commitment to specific projects.

A majority of the Company's sales are non-recurring capital expenditures for its customers; therefore, the Company cannot usually rely on repeat sales to meet its sales and cash flow objectives. Additionally, the lead time required to fulfill customers' requirements are not such that equipment and systems that will be delivered by the Company in the current year have been ordered by the end of the first quarter. The Company cannot therefore predict with certainty the customers or orders it will receive to sustain its operations. Nevertheless, the Company's prior experience causes management to believe that, when added to the current backlog, sufficient orders will be received in 1997 to maintain the Company's operations.

The Company has a three year receivables financing agreement with Access Capital, Inc. for the purchase and sale, administration and collection of treatment system accounts receivable. While this facility assists in the funding of specific projects, few on the Company's receivables are purchased by Access, and the facility has not been a consistent source of working capital funding for the Company. Two of the Company's service subsidiaries have a $364,000 working capital loan from Key Bank of Indiana, secured by their receivables. The Company is amortizing this loan at $8,000 per month.

The Company does not intend to pay dividends in the foreseeable
future.   The  payment of dividends to the  Company  by  its
subsidiaries is restricted by covenants of certain debt agreements entered into by these subsidiaries.

Results of Operations

The Company experienced a decline is sales in the first quarter compared to the same period in the prior year. The factors contributing to this were the expiration of a $1.2 million annual contract to operate a sewage treatment plant, client delays in the initiation of two major contracts (totaling
$3.5   million),  and  prolonged  negotiations  on  a  major
contract award.

In August, 1996, the Company and Parsons Engineering Sciences, Inc. ("Parsons") were selected to design, construct and operate a major sludge handling facility by the Louisville and Jefferson County Metropolitan Sewage District ("MSD").
Contract finalization was scheduled for January, 1997.   Due
to  the  complexity of the contract and the need  for  pilot plant testing, the Company now anticipates that the final contract will be completed in late summer or early fall of this year. While negotiations have continued, interim work contracts for approximately $1 million have been performed for MSD. Once initiated, the Company anticipates the design and construction of the facility will take approximately two years at a capital cost to MSD of approximately $50 million. Once completed, the Company and Parsons will operate the
facility for twenty years under an operating contract.   The
Company's agreement with Parsons is to divide the work effort on the project as equally as possible (in line with the capabilities of the companies), and to share resultant profits, if any, equally. While the companies and MSD
continue   to  work  toward  completion  of  the   necessary
contracts, there can be no assurance that final agreement will be reached.

Gross margins experienced by the Company during the first quarter of 1997 were 39% compared to 34% for the same period in the prior year. This improvement is the result of a higher percentage of revenues coming from the sale of services (as opposed to equipment), where margins are higher. General and administrative expenses increased by 2% for the first quarter of 1997 compared to the first quarter of 1996. The increase in these expenses is the result of reduced revenues, which caused less engineering costs to be absorbed into cost of sales.

Depreciation and amortization decreased by 3% in the comparable quarters due to some equipment becoming fully depreciated.

Interest expense did not change significantly for the first quarter of 1997 ($127,000) compared to the same period in 1996 ($135,000).

The Company's strategy is to develop a full service solutions oriented wastewater treatment company, both by internal
growth   and  through  acquisition.   To  date   four   such
acquisitions have been made. Because the Company does not have significant investments in plant and equipment, much of the purchase price paid for the acquisition is recognized as goodwill. This goodwill is being amortized over 20 years on a straight line basis, which results in substantial charges
to  earnings  for  which no cash outlay  is  required.   The
Company believes the goodwill recorded from the acquisitions will be recovered through operations; however, the Company will continue to evaluate recoverability.

The Company had a backlog of approximately $8.4 million at March 31, 1997 as compared to approximately $8.2 million at March 31, 1996. The backlog is comprised of approximately 50% representing the treatment business and 50% representing engineering and management services at both periods. The treatment business backlog represents firm purchase orders and proposals accepted by customers for which purchase orders will not be issued until engineering designs have been accepted. This backlog is generally shipped within a four month period following receipt of order. Approximately 25% of the engineering and management services backlog will be realized subsequent to 1997. The Company's backlog as of any particular date may not be indicative of backlog as of any subsequent date and may vary considerably from time to time depending upon the volume and size of orders and changes in delivery schedule. The Company anticipates that approximately 85% of the total backlog amounts will be realized during the year ended December 31, 1997.

The Company has not experienced a significant change in price levels of goods and services during 1997.

The Company does not engage in any currency hedging activities.
It does contract for exports in U.S. or Canadian currencies, with customers' payment obligations secured by irrevocable letters of credit.

No  statements issued by the Financial Accounting  Standards
Board in 1996 are expected to have a material effect on the Company's consolidated financial statements.

                       EV ENVIRONMENTAL, INC.

                    PART II.  OTHER INFORMATION


Part II:

Item 6.  Exhibits and Reports on Form 8-K

       a)     Exhibits

         None.

       b)     Reports on Form 8-K.

       1.   Current Report on Form 8_K dated January 14, 1997 regarding:
            a.   the appointment of Schnitzer & Kondub LLP as the Company's auditing firm.
            b.   recent sales of unregistered securities.

                     EV ENVIRONMENTAL, INC.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EV ENVIRONMENTAL, INC.





Date:  May 20,1997                  /S/ Michael R. Cox
                                   Michael R. Cox
                                   Chairman, President, duly
                                   authorized officer
                                   and Chief Financial Officer