Form 10QSB
period 1997-06-30
EV ENVIRONMENTAL INC
filed 1997-08-18
CIK 862148

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                         _______________

                           FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997

                                  OR

[ ]     TRANSITION  REPORT  UNDER SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________to ____________


                    Commission file number 33-34021-NY


                                  EV ENVIRONMENTAL, INC.
              (Exact Name of Registrant as Specified  in  Its Charter)

  Delaware                                                13-3555254
 (State of Incorporation or Organization) (I.R.S.Employer Identification No.)

  1465 Post Road East,Westport, CT                           06880
(Address of Principal Executive Offices)                  (Zip Code)

   Registrant's  Telephone Number, Including Area Code   203-256-9596

                                Not Applicable
Former Name,Former Address and Former Fiscal Year,if Changed Since Last Report


            Check  whether the issuer (1) has filed  all  reports
       required  to  be  filed by Section  13  or  15(d)  of  the
       Securities Exchange Act during the past 12 months (or  for such  shorter  period  that  was  required  to  file  such
       reports),  and  (2)  has  been  subject  to  such   filing
       requirements  for  the past  90  days      Yes__X__     No ________

            Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date. 7,665,621

                     EV ENVIRONMENTAL, INC.


                           Form 10-QSB


                              Index
                                                   Page
          Part I:  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                 as of June 30, 1997 (unaudited)
                 and December 31, 1996 (audited)     3

                   Consolidated Statements of
                 Operations (unaudited) for the
                 quarters ended June 30, 1997
                 and 1996                            4

                   Consolidated Statements of
                 Operations (unaudited) for the
                 six months ended June 30, 1997
                 and 1996                            5

                   Consolidated Statements of
                 Cash Flows (unaudited) for the
                 six months ended June 30, 1997
                 and 1996                            6

                   Consolidated Statements of
                 Changes in Stockholders' Equity
                 (unaudited) for the six months
                 ended June 30, 1997                 7

                Notes to Consolidated Financial
                  Statements                         8

          Item 2:  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations             9

          Part II:


          Item 6.  Exhibits and Reports on Form
          8-K                                       12

          Signatures                                12

          Index to Exhibits                       None

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                  (June 30, 1997 is unaudited)
                                               June 30,  December 31,
                                                   1997       1996
ASSETS
Cash                                           $171,000     $454,000
Accounts receivable, net                      4,559,000    4,389,000
Inventory                                       240,000      205,000
Other current assets                            440,000      388,000
     Total current assets                     5,470,000    5,436,000
Property and equipment, net                     280,000      306,000
Other long-term assets                           98,000       89,000
Cost in excess of net assets acquired, net    5,168,000    5,329,000
Total Assets                                $10,956,000  $11,160,000

 LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - banks                       $   340,000     $420,000
Current portion of long-term debt               291,000      291,000
Accounts payable                              3,067,000    2,613,000
Accrued project costs                           780,000    1,456,000
Accrued expenses                              1,316,000    1,059,000
  Total current liabilities                   5,794,000    5,839,000

Long-term debt                                1,890,000    2,396,000
Other noncurrent liabilities                    200,000      200,000
     Total long-term liabilities              2,090,000    2,596,000
Stockholders' Equity:
Common stock, $.01 par value: 20,000,000
shares authorized; 7,666,000 and 5,363,000
were issued and outstanding at June 30, 1997
and December 31, 1996, respectively              77,000       53,000
Paid in capital                               8,008,000    7,581,000
Deficit                                      (4,832,000)  (4,961,000)
Cumulative translation adjustment               (52,000)     (77,000)
  Total stockholders' equity                  3,072,000    2,725,000
Total Liabilities and Stockholders' Equity  $10,956,000  $11,160,000

         See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)



                                                 1997       1996

  Sales:
    Treatment systems                       $ 1,250,000  $ 2,634,000

    Engineering and management services         974,000    1,158,000

                                              2,224,000    3,792,000

  Cost of sales, exclusive of depreciation:
    Treatment systems                           904,000    1,950,000

    Engineering and management services         588,000      725,000

                                              1,492,000    2,675,000

  Gross margin                                  732,000    1,117,000

  Operating expenses:
    General and administrative                  625,000      896,000

    Depreciation and amortization               102,000      102,000

                                                727,000      998,000

  Operating income (loss)                         5,000      119,000

  Interest expense                              121,000       93,000

  Net Income(loss)                           $ (116,000)  $   26,000

  Net income(loss) per common share          $     (.02)  $      .01

  Weighted average shares outstanding         7,090,000    2,187,000




        See notes to consolidated of financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited)



                                                 1997      1996

  Sales:
    Treatment systems                       $ 2,848,000 $ 5,359,000

    Engineering and management services       1,928,000   2,336,000

                                              4,776,000   7,695,000

  Cost of sales, exclusive of depreciation:
    Treatment systems                         1,925,000   4,230,000

    Engineering and management services       1,117,000   1,363,000

                                              3,042,000   5,593,000

  Gross margin                                1,734,000   2,102,000

  Operating expenses:
    General and administrative                1,413,000   1,667,000

    Depreciation and amortization               202,000     205,000

                                              1,615,000   1,872,000

  Operating income (loss)                       119,000     230,000

  Interest expense                              248,000     228,000

  Net income(loss)                            $(129,000)      2,000

  Net loss per common share                   $    (.02)       NIL

  Weighted average shares outstanding         7,378,000   2,506,000




        See notes to consolidated of financial statements

           EV  ENVIRONMENTAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                          (Unaudited)


                                                            1997      1996
Net cash flows provided by (used in) operating
activities                                             $ (166,000)  $(266,000)

Cash flows provided by (used in) investing activities:
(Additions to)/sale of property and equipment-net          (7,000)    (21,000)
Proceeds from sale of assets                                          300,000
Net cash from investing activities                       (  7,000)   (279,000)

Cash flows provided by (used in) financing activities:
Repayment of bank note                                    (80,000)   (359,000)
Issuance/(repayment) of notes                                          (2,000)
Issuance/(repayment) of long term debt                   (506,000)   (700,000)
Payment of other noncurrent liabilities                               (52,000)
Issuance of 9% convertible debentures-net                             885,000
Issuance of stock on conversion of debt                   451,000      30,000
Net cash provided by (used in) financing activities (135,000) (198,000) Effect of translation of balance sheet not included in
other captions                                             25,000      (3,000)

Net decrease in cash                                     (283,000)   (188,000)
Cash, at beginning of period                              454,000     477,000
Cash, at end period                                    $  171,000   $ 289,000



Supplemental Disclosures:
    Income taxes paid                                      NONE      NONE
    Interest paid                                       $  48,000   $ 48,000







             See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE SIX MONTHS ENDED JUNE 30, 1997
                  (in thousands, except shares)
                           (Unaudited)







                                                                 CUMULATIVE
                              COMMON STOCK    PAID IN           TRANSLATION
                              SHARES  AMOUNT  CAPITAL (DEFICIT)  ADJUSTMENT

Balance-December 31, 1996   5,362,679  $  54  $ 7,581  $(4,832)     $ (77)

Stock issued on conversion
 of debt                    2,302,942     23      426

Net loss                                                  (129)
Change in cumulative effect
of balance sheet translation
adjustments                                                            25

Balance-March 31, 1996      7,665,621  $  77  $ 8,007   $(4,961)   $  (52)








         See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

Note 1 - There have been no material changes from the disclosures included in the Notes to Consolidated Financial Statements included with the Company's consolidated financial statements filed in its annual report on Form 10-KSB for the year ended December 31, 1997, except as described in the following notes. The unaudited interim consolidated financial statements for the periods ended June 30, 1997 and 1996 reflect all adjustments, consisting only of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

Note 2 - Accounts Receivable

The consolidated balance sheets of the Company include the following:

Costs and Estimated Earnings in Excess of        June 31,    December 31,
Billings:                                          1997          1996

Costs and estimated earnings                   $ 8,072,000   $ 7,098,000
Billings                                         6,132,000     5,639,000
  Net                                          $   966,000   $ 2,433,000

The net amounts of costs and estimated earnings in excess of
billings  are  included  in  accounts  receivable   in   the
accompanying consolidated balance sheets.


Billings in Excess of Costs and Estimated        June 30,    December 31,
Earnings:                                          1997          1996

Billings                                       $ 2,584,000   $   576,000
Costs and estimated earnings                     2,148,000       265,000
Net                                            $   436,000   $   311,000

The net amounts of billings in excess of costs and estimated
earnings   are   included  in  accrued   expenses   in   the
accompanying consolidated balance sheets.

Accounts receivable are comprised of the following amounts:
                                                  June 30,   December 31,
                                                    1997         1996

Billed                                          $ 3,682,000  $ 2,045,000
Unbilled                                            966,000    2,433,000
Retention                                            41,000       41,000
Allowance for doubtful accounts                    (130,000)    (130,000)
                                                $ 4,559,000  $ 4,389,000

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

The Company had a deficiency in working capital at June 30, 1997 of $324,000, compared to a deficiency at December 31, 1996 of $353,000. This improvement was the result of operations in the six months. Although working capital improved in the period, the Company continues to experience significant strains on its cash flow, and continues to closely monitor expenditures and to seek additional means of working capital financing. There can be no assurance that such efforts will result in additional sources of working capital, and the Company's operations will continue to be impacted until working capital can be improved.

In January, 1997, the Company converted $500,000 face amount of debentures into common stock. This conversion was the remaining principal amount of $2.1 million sold in 1996 to improve the Company's financial position.

The Company is pursuing additional actions to improve liquidity. In July, 1997 the Company decided to cease having direct operations in Canada and to reach that market through independent commissioned representatives. Consequently, the Company will liquidate its Canadian subsidiary. The Company does not anticipate that this action will have any material adverse impact on its operations or financial position, as its investment and goodwill relating to its Canadian operation was written off in December, 1995.

Additionally, the Company is entertaining offers for the purchase of its consulting engineering business and a portion of its contract operations business. No definitive agreements have been reached, and there is no assurance that any such agreements will be consummated.

The Company's business cycle from the initiation of expenditures on a systems project to the collection of all outstanding receivables from the project is typically four to six months, depending on the project. In many instances, the Company receives deposits and progress payments in order to reduce its working capital commitment to specific projects.

A majority of the Company's sales are non-recurring capital expenditures for its customers; therefore, the Company cannot usually rely on repeat sales to meet its sales and cash flow objectives. Additionally, the lead time required to fulfill customers' requirements are not such that equipment and systems that will be delivered by the Company in the current year have been ordered by the end of the second quarter. The Company cannot therefore predict with certainty the customers or orders it will receive to sustain its operations. Nevertheless, the Company's prior experience causes management to believe that, when added to the current backlog, sufficient orders will be received in 1997 to maintain the Company's operations.

Two  of  the Company's service subsidiaries have a  $340,000 working capital loan from Key Bank of Indiana, secured by their receivables. The Company is amortizing this loan at $8,000 per month.

The Company does not intend to pay dividends in the foreseeable
future.   The  payment of dividends to the  Company  by  its
subsidiaries is restricted by covenants of certain debt agreements entered into by these subsidiaries.

Results of Operations

FOR THE QUARTER ENDED JUNE 30, 1997

The Company experienced a decline in sales in the first quarter compared to the same period in the prior year. The factors contributing to this were the expiration of a $1.2 million annual contract to operate a sewage treatment plant, client delays in the initiation of two major contracts (totaling
$3.5   million),  and  prolonged  negotiations  on  a  major
contract award.

In August, 1996, the Company and Parsons Engineering Sciences, Inc. (Parsons) were selected to design, construct and operate a major sludge handling facility by the Louisville and Jefferson County Metropolitan Sewage District (MSD).
Contract finalization was scheduled for January, 1997.   Due
to  the  complexity of the contract and the need  for  pilot plant  testing, the Company now anticipates that  the  final
contract  will  be  completed  in  September,  1997.   While
negotiations  have  continued, interim  work  contracts  for
approximately $1 million have been performed for MSD.   Once
initiated,   the   Company  anticipates   the   design   and
construction of the facility will take approximately two years at a capital cost to MSD of approximately $50 million. Once completed, the Company and Parsons will operate the
facility for twenty years under an operating contract.   The
Company's agreement with Parsons is to divide the work effort on the project as equally as possible (in line with the capabilities of the companies), and to share resultant profits, if any, equally. While the companies and MSD
continue   to  work  toward  completion  of  the   necessary
contracts, there can be no assurance that final agreement will be reached.

Gross margins experienced by the Company during the second quarter of 1997 were 33% compared to 29% for the same period in the prior year. This improvement is the result of a higher percentage of revenues coming from the sale of services (as opposed to equipment), where margins are higher. General and administrative expenses decreased by 27% for the second quarter of 1997 compared to the second quarter of 1996. The decrease in these expenses is the result of reduced expenses due to centralization of production capabilities in Louisville, and overall efforts to reduce costs.

Depreciation and amortization did not change in the comparable quarters.

Interest  expense for the second quarter of 1997  ($121,000)
increased compared to the same period in 1996 ($93,000)due to higher average borrowings.

FOR THE SIX MONTHS ENDED JUNE 30, 1997.

The Company experienced a decline in sales in the six months compared to the same period in the prior year. The factors contributing to this were those cited in the discussion of the current quarter.

Gross margins experienced by the Company during the six months of 1997 were 36% compared to 27% for the same period in the
prior  year.   This improvement is the result  of  a  higher
percentage of revenues coming from the sale of services (as opposed to equipment), where margins are higher, and to
higher  margin  jobs  in  treatment  systems.   General  and
administrative expenses decreased by 15% for the first six months of 1997 compared to the first six months of 1996 as a result of the reasons cited for the current quarter

Depreciation and amortization decreased by 2% in the comparable quarters due to some equipment becoming fully depreciated.

Interest expense for the first six months of 1997 ($248,000) increased compared to the same period in 1996 ($228,000) due to higher average borrowings.

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

The Company had a backlog of approximately $5.1 million at June 30, 1997 as compared to approximately $6.9 million at June
30,  1996.   The  backlog is comprised of approximately  35%
representing  the  treatment business and  65%  representing
engineering  and management services at both  periods.   The
treatment business backlog represents firm purchase orders and proposals accepted by customers for which purchase orders will not be issued until engineering designs have been accepted. This backlog is generally shipped within a four to nine month period following receipt of order. Approximately 50% of the engineering and management services backlog will be realized subsequent to 1997. The Company's backlog as of any particular date may not be indicative of backlog as of any subsequent date and may vary considerably from time to time depending upon the volume and size of
orders  and  changes  in  delivery  schedule.   The  Company
anticipates that approximately 75% of the total backlog amounts will be realized during the year ended December 31, 1997.

The Company has not experienced a significant change in price levels of goods and services during 1997.

The Company does not engage in any currency hedging activities.
It does contract for exports in U.S. or Canadian currencies, with customers' payment obligations secured by irrevocable letters of credit.

No  statements issued by the Financial Accounting  Standards
Board in 1997 are expected to have a material effect on the Company's consolidated financial statements.

                       EV ENVIRONMENTAL, INC.

                    PART II.  OTHER INFORMATION


Part II:

Item 6.  Exhibits and Reports on Form 8-K

       a)     Exhibits

         None.

       b)     Reports on Form 8-K.

         None





                     EV ENVIRONMENTAL, INC.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EV ENVIRONMENTAL, INC.





Date:  August 18,1997               /S/ Michael R. Cox
                                   Michael R. Cox
                                   Chairman, President, duly
                                   authorized officer
                                   and Chief Financial Officer