Form 10QSB/A
period 1997-06-30
EV ENVIRONMENTAL INC
filed 1997-10-03
CIK 862148

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                         _______________

                           FORM 10-QSB/A

                AMENDMENT TO APPLICATION OR REPORT
            FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                Commision file number:  33-34021-NY

                      EV ENVIRONMENTAL, INC.
          (Exact name of registrant as specified in charter)

                          AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

	Cover page has been amended for change in Registrant's address and
	Part I, Item 1 Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 have been amended to correct typographical errors in certain captions.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

						EV ENVIRONMENTAL, INC.


Date:  October 3, 1997	                		By:  /s/ Michael R. Cox
                                   						_______________________
                                   						Michael R. Cox
                                   						President

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

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


                    Commission file number 33-34021-NY


                                  EV ENVIRONMENTAL, INC.
              (Exact Name of Registrant as Specified  in  Its Charter)

  Delaware                                                13-3555254
 (State of Incorporation or Organization) (I.R.S.Employer Identification No.)

  1900 Plantside Drive, Louisville, KY                      40299
(Address of Principal Executive Offices)                  (Zip Code)

   Registrant's  Telephone Number, Including Area Code   502-499-1600

  1465 Post Road East,Westport, CT                           06880
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

          Index to Exhibits                       None

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                  (June 30, 1997 is unaudited)
                                               June 30,  December 31,
                                                   1997       1996
ASSETS
Cash                                           $171,000     $454,000
Accounts receivable, net                      4,559,000    4,389,000
Inventory                                       240,000      205,000
Other current assets                            440,000      388,000
     Total current assets                     5,410,000    5,436,000
Property and equipment, net                     280,000      306,000
Other long-term assets                           98,000       89,000
Cost in excess of net assets acquired, net    5,168,000    5,329,000
Total Assets                                $10,956,000  $11,160,000

 LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - banks                       $   340,000     $420,000
Current portion of long-term debt               291,000      291,000
Accounts payable                              3,067,000    2,613,000
Accrued project costs                           780,000    1,456,000
Accrued expenses                              1,316,000    1,059,000
  Total current liabilities                   5,794,000    5,839,000

Long-term debt                                1,890,000    2,396,000
Other noncurrent liabilities                    200,000      200,000
     Total long-term liabilities              2,090,000    2,596,000
Stockholders' Equity:
Common stock, $.01 par value: 20,000,000
shares authorized; 7,666,000 and 5,363,000
were issued and outstanding at June 30, 1997
and December 31, 1996, respectively              77,000       53,000
Paid in capital                               8,008,000    7,581,000
Deficit                                      (4,961,000)  (4,832,000)
Cumulative translation adjustment               (52,000)     (77,000)
  Total stockholders' equity                  3,072,000    2,725,000
Total Liabilities and Stockholders' Equity  $10,956,000  $11,160,000

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







             See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE SIX MONTHS ENDED JUNE 30, 1997
                  (in thousands, except shares)
                           (Unaudited)







                                                                 CUMULATIVE
                              COMMON STOCK    PAID IN           TRANSLATION
                              SHARES  AMOUNT  CAPITAL (DEFICIT)  ADJUSTMENT

Balance-December 31, 1996   5,362,679  $  54  $ 7,581  $(4,832)     $ (77)

Stock issued on conversion
 of debt                    2,302,942     23      427

Net loss                                                  (129)
Change in cumulative effect
of balance sheet translation
adjustments                                                            25

Balance-March 31, 1996      7,665,621  $  77  $ 8,008   $(4,961)   $  (52)








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

Results of Operations

FOR THE QUARTER ENDED JUNE 30, 1997

The Company experienced a decline in sales in the first quarter compared to the same period in the prior year. The factors contributing to this were the expiration of a $1.2 million annual contract to operate a sewage treatment plant, client delays in the initiation of two major contracts (totaling $3.5 million),and prolonged negotiations on a major contract award.

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