Form 10QSB
period 1997-06-30
EV ENVIRONMENTAL INC
filed 1997-11-26
CIK 862148

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                         _______________

                           FORM 10-QSB

(Mark One)

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1997

                                  OR

[ ]     TRANSITION  REPORT  UNDER SECTION  13  OR  15(d)  OF  THE
  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________to ____________


                    Commission file number 33-34021-NY


                                  EV ENVIRONMENTAL, INC.
               (Exact Name of Registrant as Specified  in  Its Charter)

        Delaware                                         13-3555254
 (State of Incorporation or Organization)(I.R.S. Employer Identification No.)  1
    1900 Plantside Drive, Louisville, KY                  40299
 (Address of Principal Executive Offices)              (Zip Code)

 Registrant's  Telephone Number, Including Area Code   502-499-1600

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

                     EV ENVIRONMENTAL, INC.


                           Form 10-QSB


                              Index
                                                   Pag
                                                     e
          Part I:  Financial Information

          Item 1.  Financial Statements

                 Consolidated Balance Sheets
                 as of September 30, 1997
                 (unaudited) and December 31,
                 1996 (audited)                      3

                 Consolidated Statements of
                 Operations (unaudited) for the
                 quarters ended September 30,
                 1997 and 1996                       4

                 Consolidated Statements of
                 Operations (unaudited) for the
                 six months ended September 30,
                 1997 and 1996                       5

                 Consolidated Statements of
                 Cash Flows (unaudited) for the
                 nine months ended September 30,
                 1997 and 1996                       6

                 Consolidated Statements of
                 Changes in Stockholders' Equity
                 (unaudited) for the nine months
                 ended September 30, 1997            7

                 Notes to Consolidated
                 Financial Statements                8

          Item 2:  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations             9

          Part II:


          Item 6.  Exhibits and Reports on Form
          8-K                                       13

          Signatures                                12

          Index to Exhibits                       None

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (September 30, 1997 is unaudited)
                                             September 30, December 31,
                                                    1997       1996
ASSETS

Cash                                         $   252,000  $  454,000
Accounts receivable, net                       2,119,000   4,389,000
Inventory                                         43,000     205,000
Other current assets                              93,000     388,000
     Total current assets                      2,507,000   5,436,000

Property and equipment, net                      168,000     306,000
Other long-term assets                           135,000      89,000
Cost in excess of net assets acquired, net     4,289,000   5,329,000

Total Assets                                 $ 7,099,000 $11,160,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable - banks                        $   104,000 $   420,000
Current portion of long-term debt                141,000     291,000
Accounts payable                               1,163,000   2,613,000
Accrued project costs                            572,000   1,456,000
Accrued expenses                                 286,000   1,059,000
     Total current liabilities                 2,266,000   5,839,000

Long-term debt                                 1,969,000   2,396,000
Other noncurrent liabilities                     277,000     200,000
     Total long-term liabilities               2,246,000   2,596,000

Stockholders' Equity:
Common stock, $.01 par value: 20,000,000
shares authorized; 7,666,000 and 5,363,000
were issued and outstanding at September 30,
1997 and December 31, 1996, respectively          77,000     53,000
Paid in capital                                8,008,000  7,581,000
Deficit                                       (5,498,000)(4,832,000)
Cumulative translation adjustment                           (77,000)
     Total stockholders' equity                2,587,000  2,725,000

Total Liabilities and Stockholders' Equity   $ 7,099,000$11,160,000

         See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SPETEMBER 30, 1997 AND 1996
                           (Unaudited)



                                                 1997      1996

  Sales:
    Treatment systems                        1,448,000  2,541,000

    Engineering and management services        713,000    858,000

                                             2,161,000  3,399,000

  Cost of sales, exclusive of depreciation:
    Treatment systems                        1,036,000  2,004,000

    Engineering and management services        361,000    563,000

                                             1,397,000  2,567,000

  Gross margin                                 764,000    832,000

  Operating expenses:
    General and administrative               1,124,000    698,000
    Depreciation and amortization               82,000    100,000
                                             1,206,000    798,000

  Operating income (loss)                     (442,000)    34,000

  Interest expense                              95,000    122,000

  Net loss                                  $ (537,000) $ (88,000)
  Net loss per common share                 $     (.07) $    (.02)
  Weighted average shares outstanding        7,665,000  3,998,000




        See notes to consolidated of financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)



                                                 1997      1996

  Sales:
    Treatment systems                     $ 4,296,000 $  7,900,000

    Engineering and management services     2,641,000    3,194,000

                                            6,937,000   11,094,000

  Cost of sales, exclusive of depreciation:
    Treatment systems                       2,961,000    6,234,000

    Engineering and management services     1,478,000    1,926,000

                                            4,439,000    8,160,000

  Gross margin                              2,498,000    2,934,000

  Operating expenses:
    General and administrative              2,537,000    2,365,000
    Depreciation and amortization             284,000      305,000

                                            2,821,000    2,670,000

  Operating income (loss)                    (323,000)     264,000

  Interest expense                            343,000      350,000

  Net loss                                $  (666,000)  $  (86,000)
  Net loss per common share               $      (.09)  $     (.03)
  Weighted average shares outstanding       7,450,000    3,003,000




        See notes to consolidated of financial statements

           EV  ENVIRONMENTAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)


                                                            1997      1996
Net cash flows provided by (used in) operating
    activities                                         $(819,000) $(615,000)

Cash flows provided by (used in) investing activities:
 (Additions to)/sale of property and equipment-net       138,000    (66,000)
 Increase on other assets                                (46,000)
 Proceeds from sale of assets                            813,000    300,000
Net cash from investing activities                       905,000    234,000

Cash flows provided by (used in) financing activities:
    Repayment of bank note                              (316,000)  (390,000)
    Issuance/(repayment) of long term debt              (577,000)  (705,000)
    Issuance/(repayment) of other noncurrent              77,000   (105,000)
      liabilities
    Issuance of 9% convertible debentures-net                     1,754,000
    Issuance of stock on conversion of debt              451,000
Net cash provided by (used in) financing activitie s    (365,000)   554,000
Effect of translation of balance sheet not included in
other captions                                            77,000     (4,000)
Net increase/(decrease) in cash                         (202,000)   169,000
Cash, at beginning of period
                                                         454,000    477,000
Cash, at end period                                  $   252,000    646,000



Supplemental Disclosures:
    Income taxes paid                                $     NONE      NONE
    Interest paid                                    $    73,000     80,000







             See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  (in thousands, except shares)
                           (Unaudited)






                                                              CUMULATIVE
                               COMMON STOCK   PAID IN         TRANSLATION
                              SHARES AMOUNT  CAPITAL DEFICIT  ADJUSTMENT
Balance-December 31, 1996   5,362,679 $  53 $ 7,581 $(4,832)    $ (77)

Stock issued on conversion of
debt                        2,302,942           426

Net loss                                               (666)

Change in cumulative effect
of balance sheet translation
adjustments                                                        77

Balance-March 31, 1996      7,665,621 $  77  $ 8,007 $(5,498)   $  -




















         See notes to consolidated financial statements

             EV ENVIRONMENTAL, INC. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

Note 1 - There have been no material changes from the disclosures included in the Notes to Consolidated Financial Statements included with the Company's consolidated financial statements filed in its annual report on Form 10-KSB for the year ended December 31, 1997, except as described in the following notes. The unaudited interim consolidated financial statements for the periods ended September 30, 1997 and 1996 reflect all adjustments, consisting only of normal recurring items, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period.

Note 2 -  Net loss per share

The net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. In each of the periods presented, no exercise of options or warrants have been assumed because they were either non-dilutive or anti-dilutive.

Note 3 - Sale and discontinuance of subsidiaries

In July, 1997, the Company discontinued support of its wholly-owned Canadian subsidiary, with the result that the subsidiary was placed into receivorship under Canadian bankruptcy law. The Company had written-off its investment in this subsidiary and the related goodwill in December, 1995 as a result of the continuing losses of that operation. The Company sells in Canada through a commissioned sales agent, and no reduction in sales volume is anticipated as a result of closing its direct sales operations.

On August 28, 1997 the Company sold its consulting engineering operations and $507,000 of assets to a group of former employees for $821,000 and the assumption of liabilities of $636,000. The results of operations of that business is included to the date of sale. The condensed pro-forma results of operations for the nine months ended September
30, 1997, assuming the sale had occurred on January 1, 1997 as are follows (in thousands):

                             As
                           reported Adjustments  Pro-forma

Revenues                   $ 6,937    $1,657     $5,280
Gross Margin                 2,498       685      1,813
Expenses                     3,164       618      2,546
Net Loss                    $ (666)   $  (67)    $ (731)

Included in the adjustments column are reductions in amortization of goodwill of $26,000 for the reduction in the goodwill balance from the sale, and reduction of interest expense of $28,000 for the retirement of debt.

Part I Item 2 - Management's Discussion and Analysis of
Operations

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures, and does not anticipate any material commitments in the coming year. The operations of the Company do not require the Company to have significant additional investments in long-term assets.

The Company had working capital at September 30, 1997 of $241,000, compared to a deficiency at December 31, 1996 of $353,000. This improvement was the result of the sale of the Company's engineering subsidiary (See note 3 to the Company's interim financial statements). Although working capital improved in the period, the Company continues to experience significant strains on its cash flow, and continues to closely monitor expenditures and to seek additional means of working capital financing. There can be no assurance that such efforts will result in additional sources of working capital, and the Company's operations will continue to be impacted until working capital can be improved.

In January, 1997, the Company converted $500,000 face amount of debentures into common stock. This conversion was the remaining principal amount of $2.1 million sold in 1996 to improve the Company's financial position.

The Company is pursuing additional actions to improve liquidity. In July, 1997 the Company decided to cease having direct operations in Canada and to reach that market through independent commissioned representatives. Consequently, the Company has liquidated its Canadian subsidiary. The Company does not anticipate that this action will have any material adverse impact on its operations or financial position, as its investment and goodwill relating to its Canadian operation were written off in December, 1995.

Additionally, the Company sold its consulting engineering business in August, 1997 and a portion of its contract operations business in November, 1997, which November sale has not been reflected in its financial statements for the period ended September 30, 1997.

The Company's business cycle from the initiation of expenditures on a systems project to the collection of all outstanding receivables from the project is typically four to six months, depending on the project. In many instances, the Company receives deposits and progress payments in order to reduce its working capital commitment to specific projects.

A majority of the Company's sales are non-recurring capital expenditures for its customers; therefore, the Company cannot usually rely on repeat sales to meet its sales and cash flow objectives. Additionally, the lead time required to fulfill customers' requirements are not such that equipment and systems that will be delivered by the Company in the current year have been ordered by the end of the third quarter. The Company cannot therefore predict with certainty the customers or orders it will receive to sustain its operations. Nevertheless, the Company's prior experience causes management to believe that, when added to the current backlog, sufficient orders will be received in 1997 to maintain the Company's operations.

Two of the Company's service subsidiaries had a $340,000 working capital loan from Key Bank of Indiana, secured by their receivables. The Company retired $235,000 of this loan from the proceeds of the sale of the engineering business and the remainder in November from the sales of its contract operations business.

The Company does not intend to pay dividends in the foreseeable future. The payment of dividends to the Company by its subsidiaries is restricted by covenants of certain debt agreements entered into by these subsidiaries.

Results of Operations

FOR THE QUARTER ENDED SEPTEMBER 30, 1997

The Company experienced a decline in sales in the third quarter compared to the same period in the prior year. The factors contributing to this were client delays in the initiation of a major contract (totaling $1 million), and prolonged negotiations on a major contract with the Louisville Sewer District ("MSD"). In September, 1997, the Company was informed by MSD that contract negotiations were being terminated, and that the contract would be re-bid. At that time, the Company had incurred engineering and development costs related to this totalling approximately $750,000, of which $221,000 were covered under interim contracts with MSD. In the quarter ended September 30, 1997, approximately $400,000 of costs related to the development of this contract were written off. The Company has been informed by MSD that the project will be re-bid in early 1998, at which time the Company intends to again pursue this project.

Gross margins experienced by the Company during the third quarter of 1997 were 35% compared to 24% for the same period in the prior year. This improvement is the result of margins on equipment business being higher in the current quarter than the same period last year. General and administrative expenses increased by 61% for the second quarter of 1997 compared to the second quarter of 1996. The increase in these expenses is the result of the write-off of costs related to the MSD project.

Depreciation and amortization decreased due to the sale of the engineering business.

Interest expense for the third quarter of 1997 ($95,000) decreased compared to the same period in 1996 ($122,000)due to reduced borrowings.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

The Company experienced a decline in sales in the nine months compared to the same period in the prior year. The factors contributing to this were those cited in the discussion of the current quarter, plus a large operations contract included in the first six months of 1996 was not renewed.

Gross margins experienced by the Company during the nine months of 1997 were 36% compared to 26% for the same period in the prior year. This improvement is the result of a higher percentage of revenues coming from the sale of services (as opposed to equipment), where margins are higher, and to higher margin jobs in treatment systems. General and administrative expenses increased by 7% for the first nine months of 1997 compared to the first nine months of 1996 as a result of the write-off of MSD costs, ofset by the Company's efforts to reduce overhead.

Depreciation and amortization decreased by 2% in the comparable quarters due to the sale of the engineering business.

Interest expense for the first six months of 1997 ($343,000) decreased compared to the same period in 1996 ($350,000) due to lower average borrowings.

The Company's strategy is to develop a full service solutions oriented wastewater treatment company, both by internal growth and through acquisition. To date four such acquisitions have been made. Because the Company does not have significant investments in plant and equipment, much of the purchase price paid for the acquisition is recognized as goodwill. This goodwill is being amortized over 20 years on a straight line basis, which results in substantial charges to earnings for which no cash outlay is required. The Company believes the goodwill recorded from the acquisitions will be recovered through operations; however, the Company will continue to evaluate recoverability. During the current period, goodwill was reduced by $813,000 from the sale of the engineering business.

The Company had a backlog of approximately $4 million at September 30, 1997 as compared to approximately $8.7 million at September 30, 1996. The backlog is comprised of approximately 75% representing the treatment business and 25% representing management services at September 30, 1997, compared to 53% representing treatment business and 47% representing engineering and management services in the prior year. Approximately $1 million of backlog was sold with the engineering business. The treatment business backlog represents firm purchase orders and proposals accepted by customers for which purchase orders will not be issued until engineering designs have been accepted. This backlog is generally shipped within a four to nine month period following receipt of order. Approximately 50% of the management services backlog will be realized subsequent to 1997. The Company's backlog as of any particular date may not be indicative of backlog as of any subsequent date and may vary considerably from time to time depending upon the volume and size of orders and changes in delivery schedule. The Company anticipates that approximately 40% of the total backlog amounts will be realized during the year ended December 31, 1997.

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

                       EV ENVIRONMENTAL, INC.

                    PART II.  OTHER INFORMATION


Part II:

Item 6.  Exhibits and Reports on Form 8-K

       a)     Exhibits

         None.

       b)     Reports on Form 8-K.

        Report dated September 13, 1997 on the sale of the business ofEV Engineering, Inc.





                     EV ENVIRONMENTAL, INC.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   EV ENVIRONMENTAL, INC.





Date:  November 25,1997             /S/ Michael R. Cox
                                   Michael R. Cox
                                   Chairman, President, duly
                                   authorized officer
                                   and Chief Financial Officer